Form 10-Q
period 2002-03-31
RFS PARTNERSHIP LP
filed 2002-06-14
CIK 1168409

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File number 333-84334

RFS PARTNERSHIP, L.P.
(exact name of registrant as specified in its charter)

Tennessee	62-1541639
(State or other incorporation)	(I.R.S. Employer Identification Number)

850 Ridge Lake Boulevard, Suite 300, Memphis, TN 38120 (901) 767-7005 (Address of principal executive offices including zip code and telephone number)

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        The number of Partnership units outstanding on June 13, 2002 was 30,920,838.

RFS PARTNERSHIP, L.P.
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—March 31, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations—For the three months ended March 31, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Cash Flows—For the three months ended March 31, 2002 and 2001 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	24

RFS PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Investment in hotel properties, net	$609,945	$615,562
Cash and cash equivalents	14,124	5,735
Restricted cash	7,155	6,817
Accounts receivable	5,109	5,533
Deferred expenses, net	8,928	6,964
Other assets	3,780	3,517
Deferred income taxes	25,244	24,734

Total assets	$674,285	$668,862

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$22,461	$23,032
Borrowings on Line of Credit	18,000	81,188
Mortgage notes payable	161,119	219,947
Senior notes payable	125,000

Total liabilities	326,580	324,167
Commitments and contingencies
Series B Preferred Units, $0.01 par value, 5,000 units authorized, 250 units issued and outstanding	25,000	25,000

Redeemable limited partnership units at redemption value, 2,459 units at March 31, 2002 and December 31, 2001, respectively	36,143	27,980

Partners' Capital:
Other comprehensive income		(3,220)
General partnership units, 26,437 units and 25,235 units at March 31, 2002 and December 31, 2001, respectively	286,562	294,935

Total partners' capital	286,562	291,715

Total liabilities and partners' capital	$674,285	$668,862

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands, except per unit data)
(unaudited)

	2002	2001
Revenue:
Rooms	$40,692	$49,906
Food and beverage	4,203	4,757
Other operating departments	1,606	2,426
Lease revenue	1,634	1,888
Deferred revenue	(1,012)	(1,277)
Other	154	204

Total hotel revenue	47,277	57,904

Hotel operating expenses by department:
Rooms	8,420	9,612
Food and beverage	3,161	3,508
Other operating departments	474	540
Undistributed operating expenses:
Property operating costs	5,334	5,791
Property taxes, insurance and other	3,359	3,245
Franchise costs	3,842	4,390
Maintenance and repair	2,315	2,582
Management fees	1,258	1,351
Depreciation	7,321	7,394
Hilton lease termination		64,896
General and administrative	5,095	5,442

Total hotel operating expenses	40,579	108,751

Operating income (loss)	6,698	(50,847)
Debt extinguishment and swap termination costs	10,122
Interest expense	6,401	6,900

Loss before gain on sale of assets and income taxes	(9,825)	(57,747)
Gain on sale of assets	(972)
Benefit from income taxes	(510)	(24,479)

Net loss	(8,343)	(33,268)
Preferred unit dividends	(781)	(780)
Gain on redemption of Series A Preferred Units		5,141

Net loss applicable to unitholders	$(9,124)	$(28,907)

Loss per unit—basic and diluted	$(0.32)	$(1.06)
Weighted average units outstanding—basic and diluted	28,220	27,339

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(8,343)	$(33,268)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	7,997	8,097
Loss on swap termination	3,220
Write-off of deferred expenses	1,361
Gain on sale of assets	(972)
Changes in assets and liabilities:
Accounts receivable	424	5,846
Other assets	(468)	4,049
Deferred income taxes	(510)	(24,531)
Accounts payable and accrued expenses	(571)	12,272

Net cash provided (used) by operating activities	2,138	(27,535)

Cash flows from investing activities:
Investment in hotel properties	(1,687)	(4,804)
Cash paid for franchise fees		(78)
Restricted cash	(338)	(633)
Proceeds from sale of assets	1,111	5,325

Net cash used by investing activities	(914)	(190)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	(63,188)	43,500
Proceeds from issuance of debt	125,000
Payments on mortgage notes payable	(58,828)	(2,650)
Redemption of preferred units		(13,000)
Distributions to unitholders	(6,912)	(11,124)
Issuance of common and preferred units	14,808	24,037
Loan fees paid	(3,715)	(66)

Net cash provided by financing activities	7,165	40,697

Net increase in cash and cash equivalents	8,389	12,972
Cash and cash equivalents at beginning of period	5,735	3,681

Cash and cash equivalents at end of period	$14,124	$16,653

Supplemental disclosure of non-cash activities:

In 2001, the Partnership:

  i.
  Issued 7 units with a value of $0.1 million for an interest in a subsidiary partnership.
  ii.
  Recorded a liability of $1.7 million for the fair value of the interest rate swap at March 31, 2001.
  iii.
  Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

  The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        1.    Organization.    RFS Partnership, L.P. (the "Partnership"), owns interests in 58 hotels with 8,424 room located in 24 states (collectively the "Hotels") at March 31, 2002. RFS Hotel Investors, Inc. ("RFS") is the general partner and owns an approximate 91% ownership in the Partnership. At March 31, 2002, third party limited partners own the remaining 9%.

These unaudited consolidated financial statements include the accounts of the Partnership and have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for audited financial statements and should be read in conjunction with the financial statements and notes thereto of the Partnership for the year ended December 31, 2001 included in the Partnership's Registration Statement on Form S-4, as amended (333-84334). The following notes to the consolidated financial statements highlight significant changes to notes included in the financial statements that were included in the Form S-4 and present interim disclosures required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        2.    Basic and Diluted Earnings Per Unit.    Basic earnings per unit is computed by dividing net loss applicable to unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by dividing net loss applicable to unitholders by the weighted average number of units and equivalents outstanding. Unit equivalents represent units issuable upon exercise of options. For the three months ended March 31, 2002 and 2001, unit equivalents would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per unit. In addition, the Series B Preferred Units are non-convertible and accordingly are not included in the computation of diluted earnings per unit.

        3.    Declaration of Dividends.    On May 1, 2002, the Partnership declared a $0.25 dividend on each general partnership and limited partnership unit outstanding to unitholders of record on May 21, 2002. The dividend will be paid on May 31, 2002.

        4.    Revenue Recognition.    In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. At March 31, 2002, deferred revenue of $1.0 million is included in accounts payable and accrued expenses. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three months ended March 31, 2002 and 2001, five hotels were leased to third-party lessees.

        5.    Debt.    On February 26, 2002, the Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Partnership and are guaranteed by RFS and certain of the Partnership's subsidiaries. The senior notes contain covenants that will, among other things, restrict the Partnership's ability to borrow money, pay dividends on or repurchase units, make investments, and sell assets or enter into mergers and consolidations.

        Net proceeds of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Partnership expensed $1.4 million in unamortized debt costs.

        The senior notes were co-issued by a wholly-owned subsidiary of the Partnership, RFS 2002 Financing, Inc. ("RFS 2002"). RFS 2002 was formed in February 2002 solely to facilitate the offering of the senior notes. RFS 2002 has no operations or assets and no sources of revenue or cash flow. Consequently, in the event that it becomes necessary for RFS 2002 to provide credit support for the senior notes, RFS 2002 will not have sufficient cash flow to make any required payments under the senior notes.

        6.    Issuance of Common Stock.    On February 20, 2002, RFS sold 1.15 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 1.15 million units. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit. Also see Note 13.

        7.    Gain on Sale of Assets.    The Partnership recognized a gain of approximately $1.0 million on the sale of an unconsolidated joint venture for approximately $1.1 million. Net proceeds from the sale were used to reduce the borrowings outstanding on the line of credit.

        8.    Income Taxes.    The Partnership accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Partnership accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        The components of income tax benefit for the three months ended March 31, 2002 are as follows:

Deferred:
Federal	(510)

Benefit from income taxes	$(510)

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees.

        The deferred tax asset relates mainly to the payments to terminate the operating leases, management contracts and ancillary agreements with Hilton in 2001 that were expensed for financial reporting purposes whereas, for tax purposes, these payments will be amortized over the lives of the leases. The Partnership believes that the TRS Lessees will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded at March 31, 2002. The Partnership anticipates it will not pay any material federal or state income taxes.

        9.    Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). For the quarter ended March 31, 2002, the Partnership comprehensive loss was $5.9 million, comprised of the Partnership's net loss of $9.1 million offset by the termination of the interest rate swaps of $3.2 million that was previously included in comprehensive income.

        10.    Segment Information.    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Partnership has determined that its business is conducted in one operating segment.

        11.    Recent Accounting Pronouncements.    The Partnership has elected to adopt the provisions of SFAS 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS 145 rescinds the provisions of SFAS 4 that would have required the loss on the extinguishment of debt of $6.9 million described in Note 5 to be reported net of tax as an extraordinary item.

        12.    Consolidated Financial Information.    RFS Leasing VII, Inc., a wholly-owned subsidiary of the Partnership, has guaranteed on a full and unconditional basis, the payment of amounts due under the Partnership's $125 million senior notes. RFS Leasing, VII, Inc. (Guarantor Subsidiary) is the only subsidiary of the Partnership that currently guarantees the senior notes. RFS Financing Partnership, L.P., RFS Leasing II, Inc., RFS Financing Corporation and RFS Financing 2002, LLC (a recently formed entity) are expected to become guarantors on a full and unconditional basis not later that June 26, 2002 ("Future Guarantor Subsidiaries"). The Future Guarantor Subsidiaries are wholly-owned subsidiaries of the Partnership. RFS Leasing VII had no substantial operations prior to January 1, 2001. Since that date, RFS Leasing VII's only activities relate to the 24 hotels it leases directly or indirectly from the Partnership. As of and for the three months ended March 31, 2002 and the year ended December 31, 2001, RFS Leasing VII did not have a material amount of assets, and incurred both operating and net losses. RFS Financing Corporation was initially formed to facilitate the issuance of the 1996 commercial mortgage bonds, which were redeemed with a portion of the proceeds from the sale of the senior notes. At the time it is expected to become a guarantor, RFS Financing Corporation will have no operations or assets and no sources of revenue or cash flow. Consequently, in the event that it becomes necessary for RFS Leasing VII or RFS Financing Corporation to provide credit support for the senior notes, RFS Leasing VII and RFS Financing Corporation likely will not have sufficient cash flow to make any required payments under the senior notes.

        The following tables present consolidating information for the Partnership, the Guarantor Subsidiary, the Future Guarantor Subsidiaries and the non-guarantor subsidiaries. The Guarantor Subsidiary and one of the Future Guarantor Subsidiaries lease 24 and 15 hotels from the Partnership, respectively.

Consolidating Balance Sheet
March 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiary	Future Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$214,359		$142,360	$253,226		$609,945
Investment in consolidated entities	268,945			19,700	$(288,645)	—
Cash and cash equivalents	4,488	$3,763	2,439	3,434		14,124
Restricted cash	20			7,135		7,155
Accounts receivable	603	6,946	3,289	9,393	(15,122)	5,109
Deferred expenses, net	6,494		138	2,296		8,928
Other assets	1,684	344	524	1,228		3,780
Deferred income taxes		8,013	5,963	11,268		25,244

Total assets	$496,593	$19,066	$154,713	$307,680	$(303,767)	674,285

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$5,888	$5,472	$4,444	$21,779	$(15,122)	22,461
Borrowings on Line of Credit	18,000					18,000
Mortgage notes payable				161,119		161,119
Senior notes payable	125,000					125,000

Total liabilities	148,888	5,472	4,444	182,898	(15,122)	326,580

Series B Preferred Units, $.01 par value, 5,000 units authorized, 250 units issued and outstanding	25,000					25,000

Redeemable units at redemption value	36,143					36,143

General partnership units	286,562	13,594	150,269	124,782	(288,645)	286,562

Total partners' capital	286,562	13,594	150,269	124,782	(288,645)	286,562

Total liabilities and partners' capital	$496,593	$19,066	$154,713	$307,680	$(303,767)	674,285

Consolidating Balance Sheet
December 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiary	Future Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$216,228		$143,523	$255,811		615,562
Investment in consolidated entities	195,290			12,963	$(208,253)	—
Cash and cash equivalents	263	$1,846	1,621	2,005		5,735
Restricted cash	20		11	6,786		6,817
Accounts receivable	15,556	1,592	15,377	2,331	(29,323)	5,533
Deferred expenses, net	3,077		1,512	2,375		6,964
Other assets	1,814	299	188	1,216		3,517
Deferred income taxes		7,695	5,857	11,182		24,734

Total assets	$432,248	$11,432	$168,089	$294,669	$(237,576)	668,862

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$6,365	$4,709		$26,281	$(14,323)	23,032
Borrowings on Line of Credit	81,188					81,188
Mortgage notes payable			$58,181	176,766	(15,000)	219,947

Total liabilities	87,553	4,709	58,181	203,047	(29,323)	324,167

Series B Preferred Units, $.01 par value, 5,000 units authorized, 250 units issued and outstanding	25,000					25,000

Redeemable units at redemption value	27,980					27,980

Other comprehensive income	(3,220)					(3,220)
General partnership units	294,935	6,723	109,908	91,622	(208,253)	294,935

Total partners' capital	291,715	6,723	109,908	91,622	(208,253)	291,715

Total liabilities and partners' capital	$432,248	$11,432	$168,089	$294,669	$(237,576)	668,862

Consolidating Statement of Operations
For the Quarter Ended March 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiary	Future Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$15,901	$11,171	$13,620		$40,692
Food and beverage		1,992	1,054	1,157		4,203
Other operating departments		526	396	684		1,606
Lease revenue	$7,047		4,966	716	$(11,095)	1,634
Deferred revenue	(577)			(435)		(1,012)
Other	282	2	12	41	(183)	154

Total hotel revenue	6,752	18,421	17,599	15,783	(11,278)	47,277

Hotel operating expenses:
Rooms		3,526	2,182	2,712		8,420
Food and beverage		1,652	730	779		3,161
Other operating departments		209	126	139		474
Undistributed operating expenses:
Property operating costs		2,134	1,599	1,601		5,334
Property taxes, insurance and other	864	211	672	1,612		3,359
Franchise costs	(51)	1,339	1,029	1,525		3,842
Maintenance and repair		918	670	727		2,315
Management fees		501	321	436		1,258
Percentage lease expense		6,129	4,966		(11,095)
Depreciation	2,483		1,755	3,083		7,321
General and administrative	126	1,607	1,099	2,263		5,095

Total operating expenses	3,422	18,226	15,149	14,877	(11,095)	40,579

Operating income (loss)	3,330	195	2,450	906	(183)	6,698
Debt extinguishment and swap termination costs	3,210		6,912			10,122
Interest expense	2,222	104	983	3,275	(183)	6,401
Equity in loss of consolidated subsidiaries	7,226			117	(7,343)

Income (loss) before (gain) loss on sale of hotels and income taxes	(9,328)	91	(5,445)	(2,486)	7,343	(9,825)
Gain (loss) on sale of assets	(985)			13		(972)
Provision for (benefit from) income taxes		34	(106)	(438)		(510)

Net income (loss)	(8,343)	57	(5,339)	(2,061)	7,343	(8,343)
Preferred unit dividends	(781)					(781)

Net income (loss) applicable to unitholders	$(9,124)	$57	$(5,339)	$(2,061)	$7,343	$(9,124)

Consolidating Statement of Operations
For the Quarter Ended March 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiary	Future Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$19,272	$12,328	$18,306		$49,906
Food and beverage		2,304	1,139	1,314		4,757
Other operating departments		847	587	992		2,426
Lease revenue	$9,104		5,795	755	$(13,766)	1,888
Deferred revenue	(796)			(481)		(1,277)
Other	348	35	3	1	(183)	204

Total hotel revenue	8,656	22,458	19,852	20,887	(13,949)	57,904

Hotel operating expenses:
Rooms		3,968	2,267	3,377		9,612
Food and beverage		1,879	786	843		3,508
Other operating departments		254	146	140		540
Undistributed operating expenses:
Property operating costs		2,380	1,680	1,731		5,791
Property taxes, insurance and other	947	210	675	1,413		3,245
Franchise costs	(66)	1,500	1,089	1,867		4,390
Maintenance and repair		1,026	716	840		2,582
Management fees		534	337	480		1,351
Percentage lease expense		7,971	5,795		(13,766)
Depreciation	2,563		1,733	3,098		7,394
Lease termination		20,250	15,414	29,232		64,896
General and administrative	283	1,762	1,098	2,299		5,442

Total operating expenses	3,727	41,734	31,736	45,320	(13,766)	108,751

Operating income (loss)	4,929	(19,276)	(11,884)	(24,433)	(183)	(50,847)
Interest expense	2,459	104	1,199	3,321	(183)	6,900
Equity in loss of consolidated subsidiaries	35,738			21,232	(56,970)

Income (loss) before (gain) loss on sale of hotels and income taxes	(33,268)	(19,380)	(13,083)	(48,986)	56,970	(57,747)
Benefit from income taxes		(7,696)	(5,852)	(10,931)		(24,479)

Net income (loss)	(33,268)	(11,684)	(7,231)	(38,055)	56,970	(33,268)
Preferred unit dividends	(780)					(780)
Gain on redemption of Series A preferred units	5,141					5,141

Net income (loss) applicable to unitholders	$(28,907)	$(11,684)	$(7,231)	$(38,055)	$56,970	$(28,907)

Consolidating Statement of Cash Flows
For the Year Quarter Ended March 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiary	Future Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$10,743	$1,917	$(1,915)	$(8,607)	$2,138
Cash flows from (used in) investing activities	(72,524)		60,924	10,686	(914)
Cash flows from (used in) financing activities	66,006		(58,191)	(650)	7,165

Net increase in cash and cash equivalents	4,225	1,917	818	1,429	8,389
Cash and cash equivalents at beginning of period	263	1,846	1,621	2,005	5,735

Cash and cash equivalents at end of period	$4,488	$3,763	$2,439	$3,434	$14,124

Consolidating Statement of Cash Flows
For the Year Quarter Ended March 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiary	Future Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(17,898)	$(15,793)	$(10,007)	$16,163	$(27,535)
Cash flows from (used in) investing activities	(22,738)		(1,978)	24,526	(190)
Cash flows from (used in) financing activities	43,277	20,250	14,482	(37,312)	40,697

Net increase in cash and cash equivalents	2,641	4,457	2,497	3,377	12,972
Cash and cash equivalents at beginning of period	1,049		136	2,496	3,681

Cash and cash equivalents at end of period	$3,690	$4,457	$2,633	$5,873	$16,653

        13.    Subsequent Events.    On June 4, 2002, RFS sold 2.0 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 2.0 million common units. RFS expects to use the net proceeds of approximately $24.6 million, together with available cash contributed to RFS from the Partnership in exchange for 250,000 Series B Preferred Units, to repurchase all of RFS's 250,000 outstanding shares of Series B preferred stock for an aggregate purchase price of $25,850,000. The Series B preferred stock currently pays an annual dividend of 12.5%. Pending such use, the Partnership used the net proceeds to pay-off the outstanding balance on the line of credit of $18.0 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        General.    RFS Partnership, L.P. (the "Partnership"), owns interests in 58 hotels with 8,424 room located in 24 states (collectively the "Hotels") at March 31, 2002. RFS Hotel Investors, Inc. ("RFS") is the general partner and owns an approximate 91% ownership in the Partnership. At March 31, 2002, third party limited partners own the remaining 9%.

        For the trailing twelve months ended March 31, 2002, the Partnership received 39% of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from full service hotels, 35% from extended stay hotels and 26% from limited service hotels.

        The following summarizes additional information for the 58 hotels owned at March 31, 2002:

Franchise Affiliation	Hotel Properties	Rooms/Suites	EBITDA Three months ended March 31, 2002
Full Service Hotels:
Sheraton	4	864	$1,721
Holiday Inn	5	954	1,536
Independent	2	331	632
Sheraton Four Points	2	412	757
Doubletree	1	221	530
Hilton	1	234	(49)

	15	3,016	5,127

Extended Stay Hotels:
Residence Inn by Marriott	14	1,851	5,332
TownePlace Suites by Marriott	3	285	614
Homewood Suites by Hilton	1	83	226

	18	2,219	6,172

Limited Service Hotels:
Hampton Inn	17	2,113	3,103
Holiday Inn Express	5	637	552
Comfort Inn	2	337	240
Courtyard by Marriott	1	102	156

	25	3,189	4,051

Total	58	8,424	$15,350

        At March 31, 2002, the Partnership leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone Hospitality Management Company LLC ("Flagstone") and the remaining seven hotels are managed by four other third party management companies.

Forward-looking Statements

        Certain matters discussed herein may constitute forward-looking statements. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, and hope or similar expressions. The Partnership has based these forward-looking statements on its current expectations and projections about future events and trends affecting the financial condition of its business, which may prove to be incorrect. These forward-looking statements relate to future events, the Partnership's future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. Important factors that could contribute to such differences are set forth herein and in the Partnership's Registration Statement on Form S-4, as amended (333-84334) and other filings with the SEC. Except as required by the federal securities laws, the Partnership disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Comparison of the three months ended March 31, 2002 and March 31, 2001.

Revenue

        Revenue decreased 18.4% from $57.9 million to $47.3 million primarily due to the lagging economy that was fueled by the terrorist activities of September 11, 2001. Revenue per available room declined 16.6% due to a decline in occupancy of 7.0 percentage points and a 7.5% decline in average daily rate. Excluding the effects of the Easter/Passover holiday occurring in March of this year versus April of 2001, revenue per available room would have decreased 15.7%. Excluding the timing of the Easter/Passover holiday, revenue per available room has improved incrementally each month of the quarter. January revenue per available room declined 17%, February 15% and March 14%. Revenue per available room for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 27.6%, 7.3% and 9.2%, respectively from the comparable 2001 period.

        As reported by Smith Travel Research, in the first quarter of 2002, the San Francisco/San Mateo Metropolitan Service Area ("MSA") was the worst performing MSA in the United States in terms of revenue per available room comparison to the prior year with a decline of 35%. The Partnership's six northern California properties experienced an average decline in quarterly revenue per available room of nearly 37%. Excluding the six northern California properties, revenue per available room declined approximately 10%. Since March 2001, the northern California economy has suffered from severe declines in demand due to the downturn in the high-tech industry, a weak convention calendar and the weak Japanese economy. The Partnership believes that demand will rebound due to the low levels of new supply, the completion of the Moscone Convention Center expansion in early 2003 that will bring large conventions back to the market, and the eventual recovery of the high-tech industry.

        The following shows hotel operating statistics for the 58 comparable hotels for the three months ended March 31, 2002.

COMPARABLE HOTELS OPERATING STATISTICS
For The Three Months Ended March 31, 2002

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2001	Variance vs. 2001		2002	Variance vs. 2001
Full Service	$110.87	(15.3)%	60.1%	(10.2	) pts	$60.63	(27.6)%
Extended Stay	96.42	(1.2)%	77.5%	(5.1	) pts	74.71	(7.3)%
Limited Service	71.47	(1.2)%	60.8%	(5.4	) pts	43.45	(9.2)%

Total	$89.05	(7.5)%	64.9%	(7.1	) pts	$57.83	(16.6)%

        The Partnership's full service hotels, which comprised approximately 39% of trailing twelve month EBITDA ("TTM EBITDA"), experienced an average decrease in revenue per available room of 27.6% in the quarter. This decrease was caused by a 10-percentage point decline in occupancy and a 15% decline in average daily rate. The six northern California hotels previously mentioned make up the majority of these decreases. The following six full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 36.6% in the quarter.

Hotel	Location	Decrease in Revenue Per Available Room
173-room Sheraton	Sunnyvale, CA	(39.6)%
235-room Beverly Heritage	Milpitas, CA	(44.9)%
229-room Sheraton	Milpitas, CA	(36.3)%
214-room Sheraton Four Points	Pleasanton, CA	(29.3)%
234-room Hilton	San Francisco, CA	(29.5)%
94-room Hotel Rex	San Francisco, CA	(38.4)%

        The extended stay hotels, which comprised approximately 35% of TTM EBITDA, experienced a decline in revenue per available room of 7.3% for the quarter. This market segment has performed the best in terms of revenue per available room versus the prior year. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott, which experienced a decrease in revenue per available room of 6.9% for the quarter. The Partnership believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly most of the extended stay portfolio, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as drive to markets. These hotels have been less affected by the events of the slowing economy and September 11 with revenue per available room declining 5.3% for the quarter. The Orlando Residence Inn has experienced a decline in revenue per available room of nearly 18.7% for the quarter.

        The limited service hotels, which comprised approximately 26% of TTM EBITDA, experienced a decrease in revenue per available room of 9.2% in the quarter. Seventeen of the twenty-six limited service hotels are Hampton Inns that experienced a decline in revenue per available room of 5.4% for the quarter. These results are due to a combination of an increase in limited service room supply and the slowing economy that translated into guests trading down in price points to stay at limited service hotels.

Expenses

        Total operating expenses decreased $68.2 million due primarily to the lease termination expense of $64.9 million in the first quarter of 2001. Excluding lease termination expense, operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 9.9 points to 16.0% from 25.9%, driven by the decrease in revenue of 18.4%. Individual line items comprising hotel operating expenses are discussed below.

        Hotel operating expenses for rooms, food and beverage and other operating departments decreased 11.7% to $12.1 million from $13.7 million; however, as a percentage of total hotel revenue (excluding deferred revenue), hotel operating expenses increased to 24.9% in 2002 versus 23.0% in 2001. The increased percentage was driven mostly by the sharp decline in revenue, as the cost reductions that were implemented in 2001 could not fully recover the loss in revenue.

        Property operating costs decreased $0.5 million or 7.9% due primarily to a decrease in energy costs of $0.4 million or 15.5% resulting from the California energy crisis in the first quarter of 2001. At the ten California properties, energy costs decreased 22.7%.

        Property taxes, insurance and other expenses increased $0.1 million or 3.5%, driven primarily by an increase in earthquake insurance of $0.1 million.

        Franchise costs decreased $0.5 million or 12.5% due primarily to the decrease in hotel revenue of 18.4%.

        Depreciation decreased slightly to $7.3 million from $7.4 million. Beginning in 2001, the Partnership expected depreciation to level off after the substantial capital expenditures made in prior years.

        Lease termination costs of $64.9 million in 2001 represented the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred. Total lease termination costs were $65.5 million in 2001.

        General and administrative expenses decreased $0.3 million or 6.4% due primarily to austerity programs implemented in the second and third quarters of 2001 at both the hotels and corporate headquarters aimed at reducing these expenses.

        Debt extinguishment and swap termination costs of $10.1 million are comprised of a yield maintenance premium of $5.5 million to pay off the 1996 CMBS debt, $3.2 million to terminate two interest rate swaps and $1.4 million to write-off the unamortized debt issuance costs related to the 1996 CMBS debt.

        Interest expense decreased $0.5 million or 7.2% due to the decrease in the weighted average interest rate on borrowings outstanding on the line of credit from 7.9% in 2001 to 7.7% in 2002 as well as a decrease in the weighted average borrowings outstanding of $11.3 million.

        Gain on sale of assets relates to the sale of the Partnership's interest in an unconsolidated partnership for approximately $1.1 million.

        Benefit from income taxes decreased $24.0 million as a result of the Hilton lease termination in the first quarter of 2001.

Net loss applicable to unitholders

        Net loss applicable to unitholders for the first quarter 2002 and 2001 was $(9.1) million and $(28.9) million, respectively. The $19.8 million decrease of net loss is attributable primarily to the increase in operating income of $57.5 million, offset by the benefit from income taxes of $24.0 million, the gain on the redemption of the Series A Preferred Units in 2001of $5.1 million and the debt extinguishment and swap termination costs of $10.1 million

Funds from Operations and EBITDA

        The Partnership considers Funds From Operations ("FFO") and EBITDA to be appropriate measures of a REIT's performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Partnership's operating performance and liquidity.

        The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from debt restructuring which will be extraordinary items in accordance with GAAP and sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Partnership's portion of these items related to unconsolidated partnerships and joint ventures. Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items including lease termination costs, debt extinguishment and swap termination costs and deferred income taxes. However, recurring FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. Recurring FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Partnership's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Partnership's liquidity, nor is it indicative of funds available to fund the Partnership's cash needs, including its ability to make cash distributions.

        The following details the computation of recurring FFO for the three months ended March 31 (in thousands):

	2002	2001
Net loss	$(8,343)	$(33,268)
Deferred revenue	1,012	1,277
Depreciation	7,321	7,394
Debt extinguishment and swap termination costs	10,122
Gain on sale of assets	(972)
Hilton lease termination		64,896
Deferred income tax benefit	(510)	(24,531)
Preferred unit dividends	(781)	(780)

Recurring FFO	$7,849	$14,988

Weighted average units and potential dilutive units outstanding	28,353	27,468

        The following details the computation of EBITDA for the three months ended March 31 (in thousands):

	2002	2001
Recurring FFO	$7,849	$14,988
Interest expense	6,401	6,900
Amortization	319	359
Current income taxes		52
Preferred unit dividends	781	780

EBITDA	$15,350	$23,079

Liquidity and Capital Resources

        The Partnership's principal source of cash to meet its cash requirements, including distributions to unitholders and repayments of indebtedness, is its cash flow. For the three months ended March 31, 2002, cash flow provided by operating activities was $2.1 million. The Partnership believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Partnership currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit. At March 31, 2002, the Partnership had $14.1 million of cash and cash equivalents and had borrowed $18.0 million under its $140.0 million Line of Credit, subject to borrowing base values, as calculated in accordance with the terms of the Line of Credit, which value may be less than the $140 million Line of Credit facility.

        The following details the Partnership's debt outstanding at March 31, 2002 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at March 31, 2002
Line of Credit	$18,000	LIBOR + 200bp	Variable	July 2004	24	$214,359
Senior Notes	125,000	9.75%	Fixed	March 2012	—	—
Mortgage	91,702	7.83%	Fixed	December 2008	10	125,177
Mortgage	18,190	8.22%	Fixed	November 2007	1	43,993
Mortgage	51,227	8.00%	Fixed	August 2010	8	84,056

	$304,119					$467,585

        The interest rate on the Line of Credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Partnership's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 3.9% at March 31, 2002. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Partnership can obtain a release of the pledge of any hotel in the Collateral Pool if it provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Partnership was in compliance with these covenants at March 31, 2002.

        On February 26, 2002, the Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Partnership and are guaranteed by RFS and certain of its subsidiaries. The senior notes contain covenants that will, among other things, restrict RFS' ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations. Net proceeds from the issuance of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Partnership expensed $1.4 million in unamortized debt costs. See Notes 5 and 12 to the Consolidated Financial Statements for additional detail regarding the senior notes and the guarantors thereof.

        The Partnership's other borrowings are nonrecourse to the Partnership and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions, after the respective loans have been outstanding for approximately four years. Most of the mortgage borrowings are repayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At March 31, 2002, approximately 94% of the Partnership's debt is fixed at an average interest rate of 8.7%.

        Future scheduled principal payments of debt obligations at March 31, 2002 are as follows (in thousands):

Amount
2002	$1,840
2003	2,695
2004	20,888
2005	3,161
2006	3,424
Thereafter	272,111

$304,119

        In addition to the above principal payment of debt obligations as of March 31, 2002, the Partnership had a $2.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan for the benefit of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit. The Partnership is also committed to make future payments under various operating leases that are not material.

Certain significant credit statistics at March 31, 2002 are as follows:

  •
  Trailing twelve month interest coverage ratio of 3.1x

  •
  Total debt to EBITDA of 4.1x

  •
  Weighted average maturity of fixed rate debt of 8.3 years

  •
  Fixed interest rate debt equal to 94% of total debt

  •
  Debt equal to 38% of investment in hotel properties, at cost

        During the three months ended March 31, 2002, the Partnership spent $1.7 million on capital improvements to its hotels. The Partnership expects to spend approximately $9 million on capital improvements to its hotels in 2002, which the Partnership is expected to fund from cash generated from operations and borrowings under the Line of Credit.

        The Partnership expects to be able to meet its working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the line of credit. Borrowings under the line of credit bear interest at a floating rate based upon (and including spreads over), at the Partnership's option, LIBOR or the Prime Rate. The line of credit also has various financial and other covenants. At March 31, 2002, the Partnership had $110.0 million of borrowing availability under the line of credit excluding outstanding letters of credit. Over the longer term, the Partnership's ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Partnership's control. If the Partnership does not generate sufficient cash flow from operations to satisfy its debt obligations, the Partnership any may have to undertake alternative financing plans. The Partnership cannot assume that completion of any such alternative financing plans will be possible. The Partnership's inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

        On February 20, 2002, RFS sold 1.15 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 1.15 million units. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit. On June 4, 2002, RFS sold 2.0 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 2.0 million common units. RFS expects to use the net proceeds of approximately $24.6 million, together with available cash contributed to RFS from the Partnership in exchange for 250,000 Series B Preferred Units, to repurchase all of RFS's 250,000 outstanding shares of Series B preferred stock for an aggregate purchase price of $25,850,000. The Series B preferred stock currently pays an annual dividend of 12.5%. Pending such use, the Partnership used the net proceeds to pay-off the outstanding balance on the line of credit of $18.0 million.

        The Partnership in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Partnership has no restrictions on the amount of indebtedness the Partnership may incur under its limited partnership agreement, the Partnership has adopted a current policy limiting the amount of indebtedness that the Partnership will incur to an amount not in excess of approximately 45% of the Partnership's investment in hotel properties, at cost, (as defined). RFS, as general partner of the Partnership, may change the debt policy at any time without the approval of RFS's shareholders. RFS has adopted a similar policy.

        The Partnership intends to fund cash distributions to unitholders and limited partners principally out of cash generated from operations. The Partnership may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Partnership's investments are insufficient to make such distributions.

Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

        The Partnership is exposed to certain financial market risks, one being fluctuations in interest rates. The Partnership monitors interest rate fluctuations as an integral part of the Partnership's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Partnership's results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

        The Partnership's operating results are affected by changes in interest rates primarily as a result of borrowing under its line of credit. If interest rates increased by 25 basis points, quarterly interest expense would have increased by approximately $2 thousand, based on balances outstanding during the quarter ended March 31, 2002.

        The Partnership's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At March 31, 2002, the Partnership had outstanding total indebtedness of approximately $304.1 million. The Partnership's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower it's overall borrowing costs. To achieve this objective, the Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Partnership does not enter into derivative or interest rate transactions for speculative purposes. Approximately 94% of the Partnership's outstanding debt was subject to fixed rates with a weighted average interest rate of 8.7% at March 31, 2002. On February 26, 2002, the Partnership terminated its two interest rate swap agreements for approximately $3.2 million. The Partnership regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

        The following table provides information about the Partnership's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at March 31, 2002, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2002. The fair value of the Partnership's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Partnership at March 31, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.2%, which consists of the 7-year treasury of 5.2% as of March 31, 2002, plus 200 basis points.

Expected Principal Cash Flows
(in thousands)

Liabilities	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value Total
Long-Term Debt:
Fixed Rate	$1,840	$2,695	$2,888	$3,161	$3,424	$272,111	$286,119	$305,763
Average Interest Rate	8.72%	8.72%	8.72%	8.72%	8.72%	8.72%
Variable Rate			$18,000				$18,000	$18,000
Average Interest Rate			3.90%

        The table incorporates only those exposures that exist as of March 31, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Partnership's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's financing requirements.

Critical Accounting Policies and Estimates

        The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Partnership believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

        On an on-going basis, the Partnership evaluates its estimates, including those related to bad debts, carrying value of investments in hotels, income taxes, contingencies and litigation. The Partnership bases its estimates on historical experience and on various other assumptions that the Partnership believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Partnership's customers were to deteriorate, resulting in an impairment of the customers' ability to make payments, additional allowances may be required.

        The Partnership records an impairment charge when it believes an investment in hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in hotel. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        The Partnership records a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance have been considered, in the event the Partnership were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Partnership determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

PART II—OTHER INFORMATION

ITEM 6b. Exhibits and Reports on Form 8-K and 8-K/A

  (a)
  Exhibits:

    None

  (b)
  Reports on Form 8-K:

    No current reports on Form 8-K were filed by the Partnership during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFS PARTNERSHIP, L.P.

June 14, 2002 Date	/s/ DENNIS M. CRAVEN Dennis M. Craven, Vice President & Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
PART II—OTHER INFORMATION
  ITEM 6b. Exhibits and Reports on Form 8-K and 8-K/A
SIGNATURES