Form 10-Q
period 2002-09-30
RFS PARTNERSHIP LP; RFS HOTEL INVESTORS INC
filed 2002-11-14
CIK 1168409, 906408

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission File Number	Exact name of registrants as specified in their charters, state of incorporation, address of principal executive offices, and telephone number	I.R.S. Employer Identification Number
0-22164	RFS Hotel Investors, Inc. A Tennessee Corporation 850 Ridge Lake Boulevard, Suite 300 Memphis, Tennessee 38120 Telephone (901) 767-7005	62-1534743
333-84334	RFS Partnership, L.P. A Tennessee Partnership 850 Ridge Lake Boulevard, Suite 300 Memphis, Tennessee 38120 Telephone (901) 767-7005	62-1541639

        Indicate by check mark whether each Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        This combined Form 10-Q is filed separately by two registrants: RFS Hotel Investors, Inc., issuer of publicly traded common stock on the New York Stock Exchange, and RFS Partnership, L.P., issuer of public debt. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

        The number of shares of RFS Hotel Investors, Inc. Common Stock, $.01 par value, outstanding on November 13, 2002 was 28,466,461. The number of units of RFS Partnership, L.P. outstanding on November 13, 2002 was 30,925,166 (92% of which were held by RFS Hotel Investors, Inc.).

INDEX

		Page #
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	RFS Hotel Investors, Inc.
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	RFS Partnership, L.P.
	Consolidated Balance Sheets	6
	Consolidated Statements of Operations	7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements of RFS Hotel Investors, Inc. and RFS Partnership, L.P.	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30
Item 4.	Internal Controls and Procedures	32
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	33

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Investment in hotel properties, net	$600,008	$615,562
Cash and cash equivalents	7,898	5,735
Restricted cash	5,559	6,817
Accounts receivable	5,191	5,533
Deferred expenses, net	8,549	6,964
Other assets	4,107	3,517
Deferred income taxes	25,437	24,734

Total assets	$656,749	$668,862

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$22,241	$20,857
Borrowings on Line of Credit	9,250	81,188
Mortgage notes payable	159,928	219,947
Senior notes payable	125,000
Minority interest in Operating Partnership, 2,459 units issued and outstanding at September 30, 2002 and December 31, 2001, respectively	28,950	31,059

Total liabilities	345,369	353,051

Series B Preferred Stock, $0.01 par value, 5,000 shares authorized, 250 shares issued and outstanding at December 31, 2001		25,000

Commitments and contingencies
Shareholders' equity:
Common Stock, $.01 par value, 100,000 shares authorized, 29,040 and 25,811 shares issued at September 30, 2002 and December 31, 2001, respectively	290	258
Additional paid-in capital	409,613	368,361
Other comprehensive income		(3,220)
Treasury stock, at cost, 576 shares	(8,100)	(8,100)
Distributions in excess of earnings	(90,423)	(66,488)

Total shareholders' equity	311,380	290,811

Total liabilities and shareholders' equity	$656,749	$668,862

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Rooms	$45,542	$47,430	$132,608	$149,499
Food and beverage	4,084	3,868	12,961	13,205
Other operating departments	1,673	2,242	5,009	7,231
Lease revenue	1,131	1,268	3,999	4,585
Deferred revenue	472	621	(1,032)	(1,115)
Other	73	76	334	417

Total hotel revenue	52,975	55,505	153,879	173,822

Hotel operating expenses by department:
Rooms	8,999	9,292	26,537	28,751
Food and beverage	3,107	3,186	9,614	10,247
Other operating departments	524	497	1,463	1,594
Undistributed operating expenses:
Property operating costs	6,083	6,212	16,862	17,673
Property taxes, insurance and other	3,090	3,377	9,623	9,518
Franchise costs	4,394	4,272	12,624	13,283
Maintenance and repair	2,478	2,350	7,293	7,548
Management fees	1,263	1,069	3,791	3,952
Depreciation	7,594	7,376	22,527	22,253
Hilton lease termination	—	—	—	65,496
Amortization of franchise fees and unearned compensation	312	358	950	1,074
General and administrative	4,907	4,757	14,715	14,849

Total hotel operating expenses	42,751	42,746	125,999	196,238

Operating income (loss)	10,224	12,759	27,880	(22,416)
Debt extinguishment and swap termination costs	—	—	10,122	—
Amortization of loan origination costs	427	364	1,204	1,058
Interest expense	6,470	5,955	19,025	18,727

Income (loss) before minority interest, gain on sale of assets and income taxes	3,327	6,440	(2,471)	(42,201)
Minority interest in income (loss) of Operating Partnership	320	594	(356)	(1,165)
Loss (gain) on sale of assets	—		(962)	(1,200)
Benefit from income taxes	(323)	(708)	(703)	(25,207)

Net income (loss)	3,330	6,554	(450)	(14,629)
Preferred stock dividends	—	(781)	(1,562)	(2,343)
Gain (loss) on redemption of Preferred Stock	—		(1,890)	5,141

Net income (loss) applicable to common shareholders	$3,330	$5,773	$(3,902)	$(11,831)

Earnings (loss) per share—basic and diluted	$0.12	$0.23	$(0.14)	$(0.47)
Weighted average common shares outstanding—basic	28,465	25,211	27,103	24,981
Weighted average common shares outstanding—diluted	28,511	25,263	27,103	24,981

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(450)	$(14,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,681	24,385
Minority interest in Operating Partnership	(356)	(1,165)
Write-off of deferred expenses	1,361	—
Gain on sale of assets	(962)	(1,200)
Changes in assets and liabilities:
Accounts receivable	342	6,872
Other assets	(862)	5,503
Deferred income taxes	(703)	(25,207)
Accounts payable and accrued expenses	4,604	8,707

Net cash provided by operating activities	27,655	3,266

Cash flows from investing activities:
Investment in hotel properties	(6,887)	(15,763)
Cash paid for franchise fees	(70)	(65)
Restricted cash	1,258	(641)
Proceeds from sale of assets	1,111	11,324

Net cash used by investing activities	(4,588)	(5,145)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	(71,938)	30,914
Proceeds from issuance of debt	125,000
Payments on mortgage notes payable	(60,019)	(5,639)
Redemption of preferred stock	(25,850)	(13,000)
Distributions to common and preferred shareholders	(21,593)	(30,827)
Distributions to limited partners	(1,978)	(2,889)
Issuance of common and preferred stock	39,653	28,439
Loan fees paid	(4,179)	(1,201)

Net cash provided (used) by financing activities	(20,904)	5,797

Net increase in cash and cash equivalents	2,163	3,918
Cash and cash equivalents at beginning of period	5,735	3,681

Cash and cash equivalents at end of period	$7,898	$7,599

        Supplemental disclosure of non-cash activities:

        In 2002, the Company:

  i.
  Recorded a $0.2 million allocation from paid in capital to minority interest.
  ii.
  Recorded an expense of $1.9 million related to the issuance costs associated with the redemption of the Series B Preferred Stock on June 30, 2002, $1.1 million of which was previously included in additional paid-in capital.

        In 2001, the Company:

  i.
  Issued 103 thousand shares of common stock with a value of $1.6 million in exchange for 103 thousand Operating Partnership units and issued 7 shares of common stock with a value of $0.1 million for an interest in a subsidiary partnership.
  ii.
  Recorded a liability of $3.4 million for the fair value of the interest rate swap at September 30, 2001.
  iii.
  Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Investment in hotel properties, net	$600,008	$615,562
Cash and cash equivalents	7,898	5,735
Restricted cash	5,559	6,817
Accounts receivable	5,191	5,533
Deferred expenses, net	8,549	6,964
Other assets	4,107	3,517
Deferred income taxes	25,437	24,734

Total assets	$656,749	$668,862

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$24,283	$23,032
Borrowings on Line of Credit	9,250	81,188
Mortgage notes payable	159,928	219,947
Senior notes payable	125,000

Total liabilities	318,461	324,167

Commitments and contingencies
Series B Preferred Units, $0.01 par value, 5,000 units authorized, 250 units issued and outstanding at December 31, 2001	—	25,000

Redeemable limited partnership units at redemption value, 2,459 units at September 30, 2002 and December 31, 2001, respectively	27,021	27,980

Partners' Capital:
Other comprehensive income		(3,220)
General partnership units, 28,465 units and 25,235 units at September 30, 2002 and December 31, 2001, respectively	311,267	294,935

Total partners' capital	311,267	291,715

Total liabilities and partners' capital	$656,749	$668,862

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Rooms	$45,542	$47,430	$132,608	$149,499
Food and beverage	4,084	3,868	12,961	13,205
Other operating departments	1,673	2,242	5,009	7,231
Lease revenue	1,131	1,268	3,999	4,585
Deferred revenue	472	621	(1,032)	(1,115)
Other	73	76	334	417

Total hotel revenue	52,975	55,505	153,879	173,822

Hotel operating expenses by department:
Rooms	8,999	9,292	26,537	28,751
Food and beverage	3,107	3,186	9,614	10,247
Other operating departments	524	497	1,463	1,594
Undistributed operating expenses:
Property operating costs	6,083	6,212	16,862	17,673
Property taxes, insurance and other	3,090	3,377	9,623	9,518
Franchise costs	4,394	4,272	12,624	13,283
Maintenance and repair	2,478	2,350	7,293	7,548
Management fees	1,263	1,069	3,791	3,952
Depreciation	7,594	7,376	22,527	22,253
Hilton lease termination	—	—	—	65,496
Amortization of franchise fees and unearned compensation	312	358	950	1,074
General and administrative	4,907	4,757	14,715	14,849

Total hotel operating expenses	42,751	42,746	125,999	196,238

Operating income (loss)	10,224	12,759	27,880	(22,416)
Debt extinguishment and swap termination costs	—	—	10,122	—
Amortization of loan origination costs	427	364	1,204	1,058
Interest expense	6,470	5,955	19,025	18,727

Income (loss) before gain on sale of assets and income taxes	3,327	6,440	(2,471)	(42,201)
Gain on sale of assets	—	—	(962)	(1,200)
Benefit from income taxes	(323)	(708)	(703)	(25,207)

Net income (loss)	3,650	7,148	(806)	(15,794)
Preferred unit dividends	—	(781)	(1,562)	(2,343)
Gain (loss) on redemption of Preferred Units	—	—	(1,890)	5,141

Net income (loss) applicable to common unitholders	$3,650	$6,367	$(4,258)	$(12,996)

Earnings (loss) per unit — basic and diluted	$0.12	$0.23	$(0.14)	$(0.47)
Weighted average common units outstanding — basic	30,924	27,669	29,562	27,461
Weighted average common units outstanding — diluted	30,970	27,721	29,562	27,461

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands)
(unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(806)	$(15,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,681	24,385
Write-off of deferred expenses	1,361
Gain on sale of assets	(962)	(1,200)
Changes in assets and liabilities:
Accounts receivable	342	6,872
Other assets	(862)	5,503
Deferred income taxes	(703)	(25,207)
Accounts payable and accrued expenses	4,604	8,707

Net cash provided by operating activities	27,655	3,266

Cash flows from investing activities:
Investment in hotel properties	(6,887)	(15,763)
Cash paid for franchise fees	(70)	(65)
Restricted cash	1,258	(641)
Proceeds from sale of assets	1,111	11,324

Net cash used by investing activities	(4,588)	(5,145)

Cash flows from financing activities:
Net proceeds (payments) on line of credit	(71,938)	30,914
Proceeds from issuance of debt	125,000
Payments on mortgage notes payable	(60,019)	(5,639)
Redemption of preferred units	(25,850)	(13,000)
Distributions to unitholders	(23,571)	(33,716)
Issuance of common and preferred units	39,653	28,439
Loan fees paid	(4,179)	(1,201)

Net cash provided (used) by financing activities	(20,904)	5,797

Net increase in cash and cash equivalents	2,163	3,918
Cash and cash equivalents at beginning of period	5,735	3,681

Cash and cash equivalents at end of period	$7,898	$7,599

        Supplemental disclosure of non-cash activities:

        In 2002, the Partnership:

  i.
  Allocated $1.0 million from redeemable limited partnership units to Partners' Capital.
  ii.
  Recorded an expense of $1.9 million related to the issuance costs associated with the redemption of the Series B Preferred Units on June 30, 2002, $1.1 million of which was previously included in Partners' Capital.

        In 2001, the Partnership:

  i.
  Issued 7 units with a value of $0.1 million for an interest in a subsidiary partnership.
  ii.
  Recorded a liability of $3.4 million for the fair value of the interest rate swap at September 30, 2001.
  iii.
  Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

RFS HOTEL INVESTORS, INC. AND RFS PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        1.    Organization.    RFS Hotel Investors, Inc. ("RFS or the Company"), is a publicly held hotel real estate investment trust which, at September 30, 2002, owned interests in 58 hotels with 8,424 rooms located in 24 states (collectively the "Hotels") through its approximate 92% equity interest in RFS Partnership, L.P. (the "Operating Partnership"). At September 30, 2002, third party limited partners owned the remaining 8%. RFS is the general partner in the Operating Partnership. The Operating Partnership is the issuer of public debt. Because RFS is the issuer of publicly held common stock and the Operating Partnership is the issuer of publicly held debt, both entities are required to file Form 10Q's, either separately or combined. This Form 10Q represents a combined Form 10Q for both RFS and the Operating Partnership. RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company." Unless one of the notes to the consolidated financial statements specifically refers to either RFS or the Operating Partnership, the notes are applicable to both RFS and the Operating Partnership as separate registrants.

        These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for audited financial statements and should be read in conjunction with the financial statements and notes thereto of RFS included in the RFS Annual Report on Form 10-K for the year ended December 31, 2001 and of the Partnership for the year ended December 31, 2001 included in the Partnership's Registration Statement on Form S-4. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and Form S-4 and present interim disclosures required by the SEC.

        The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. In preparing financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        2.    Basic and Diluted Earnings Per Share or Unit.    Basic earnings per share or unit is computed by dividing net income (loss) applicable to common shareholders/unitholders by the weighted average number of common shares or units outstanding during the period. Diluted earnings per share or unit is computed by dividing net income (loss) applicable to common shareholders/unitholders by the weighted average number of common shares or units and equivalents outstanding. Common share or unit equivalents represent shares or units issuable upon exercise of options. For the nine months ended September 30, 2002 and 2001, common share or unit equivalents would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share or diluted earnings per unit. In addition, for the three and nine months ended September 30, 2001, the Series B Preferred Stock are non-convertible and accordingly are not included in the computation of diluted earnings per share or diluted earnings per unit. For the three and nine months ended September 30, 2002 and 2001, there were 747, 373, 1,569 and 765 thousand options to purchase shares of common stock or units that were anti-dilutive, and accordingly, not included in the computation of diluted earnings per share or unit.

        3.    Declaration of Dividends.    On October 28, 2002, the Board of RFS declared a $0.25 dividend on each share of Common Stock outstanding to shareholders of record on December 19, 2002. The dividend on Common Stock will be paid on December 30, 2002. Correspondingly, the Partnership declared a $0.25 dividend on each general partnership and limited partnership unit outstanding to unitholders of record on December 19, 2002. The dividend will be paid on December 30, 2002. For the year, both RFS and the Partnership have declared and will pay dividends of $1.00 per share or unit.

        4.    Revenue Recognition.    In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. At September 30, 2002, deferred revenue of $1.0 million is included in accounts payable and accrued expenses. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three and nine months ended September 30, 2002 and 2001, five hotels were leased to third-party lessees.

        5.    Debt.    On October 31, 2002, the Company concluded an amendment and extension of its $140 million Line of Credit. The amendment extends the maturity of the facility from July 30, 2004 to July 30, 2005, and relaxes certain financial covenants, including the interest coverage, fixed charge coverage, and total leverage tests. The interest rate will continue to range from 150 to 250 basis points above LIBOR, depending on the Company's leverage.

        On February 26, 2002, the Operating Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing with the payment made on September 1, 2002. The senior notes are unsecured obligations of the Operating Partnership and are guaranteed by RFS and certain of the Operating Partnership's subsidiaries. The senior notes contain covenants that could, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations.

        Net proceeds from the sale of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company expensed $1.4 million in unamortized debt issuance costs.

        6.    Issuance of Common Stock.    On February 20, 2002, RFS sold 1.15 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 1.15 million units. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

        On June 4, 2002, RFS sold 2.0 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 2.0 million common units. Proceeds of approximately $24.6 million (net of $0.1 million expenses), together with available cash, were used to redeem the Partnership's 250,000 outstanding Series B preferred units from RFS, as discussed in Note 7.

        7.    Preferred Stock.    On June 28, 2002, the Partnership repurchased all of its Series B preferred units from RFS for an aggregate purchase price of $25,850,000, excluding dividends. Correspondingly, RFS repurchased all of its Series B Preferred Stock from an independent third party for an aggregate purchase price of $25,850,000, excluding dividends. Dividends on both the preferred stock and units were paid through June 30, 2002. The Series B preferred stock and Series B preferred units paid an annual dividend of 12.5%. In the second quarter of 2002, the Partnership expensed $1.9 million in costs associated with the repurchase, comprised of $0.9 million related to prepayment costs and $1.0 million in issuance costs.

        8.    Gain (Loss) on Sale of Assets.    The Company is scheduled to complete, in the fourth quarter of 2002, the sale of the Comfort Inn in Ft. Mill, South Carolina. The Company estimates the loss on the sale of the property will be approximately $3.8 million.

        In the quarter ended March 31, 2002, a gain of approximately $1.0 million was recognized on the sale of an unconsolidated joint venture for approximately $1.1 million. Net proceeds from the sale were used to reduce the borrowings outstanding on the line of credit.

        9.    Income Taxes.    Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, income taxes are recognized using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        The components of income tax benefit for the three and nine months ended September 30, 2002 are as follows:

	Three Months Ended	Nine Months Ended
Deferred:
Federal	$(323)	$(703)

Benefit from income taxes	$(323)	$(703)

        The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees.

        The deferred tax asset relates mainly to the payments to terminate the operating leases, management contracts and ancillary agreements with Hilton in 2001 that were expensed for financial reporting purposes whereas, for tax purposes, these payments will be amortized over the lives of the leases. The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded at September 30, 2002. The Company anticipates it will not pay any significant federal or state income taxes.

        10.    Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of the components included in comprehensive income (loss). The components of comprehensive income for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
RFS Hotel Investors, Inc.
Net income (loss)	$3,330	$5,773	$(3,902)	$(11,831)
Reclassification adjustment for losses included in earnings	—	—	3,220	—
Unrealized holding loss on interest rate swaps	—	(1,946)		(3,401)

Comprehensive income (loss)	$3,330	$3,827	$(682)	$(15,232)

RFS Partnership, L.P.
Net income (loss)	$3,650	$6,367	$(4,258)	$(12,996)
Reclassification adjustment for losses included in earnings	—	—	3,220	—
Unrealized holding loss on interest rate swaps	—	(1,946)		(3,401)

Comprehensive income (loss)	$3,650	$4,421	$(1,038)	$(16,397)

        11.    Segment Information.    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

        12.    Recent Accounting Pronouncements.    The Company has elected to adopt the provisions of SFAS 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" as of April 2002. SFAS 145 rescinds the provisions of SFAS 4 that would have required the loss on the extinguishment of debt for the nine months ended September 30, 2002 of $6.9 million (excludes the $3.2 million swap termination costs) described in Note 5 to be reported net of tax as an extraordinary item.

        13.    Consolidating Financial Information of RFS Partnership, L.P.    RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing Partnership, L.P., RFS Financing Corporation and RFS Financing 2002, LLC, wholly-owned subsidiaries of the Operating Partnership ("Guarantor Subsidiaries"), have guaranteed on a full and unconditional basis, the payment of amounts due under the Operating Partnership's $125 million senior notes. RFS Leasing II and RFS Leasing VII had no substantial operations prior to January 1, 2001. RFS Leasing II leases 15 hotels directly from RFS Financing Partnership, L.P., which owns the fifteen hotels. RFS Leasing VII leases 21 hotels from the Partnership. As of and for the nine months ended September 30, 2002 and the year ended December 31, 2001, RFS Leasing II and RFS Leasing VII did not have a material amount of assets, and incurred both operating and net losses. RFS Financing 2002 was formed to facilitate the issuance of the senior notes in February, 2002. RFS Financing Corporation was formed to facilitate the issuance of the 1996 commercial mortgage bonds, which were redeemed with a portion of the proceeds from the sale of the senior notes. RFS Financing Corporation and RFS Financing 2002 have no operations or assets and no sources of revenue or cash flow. Consequently, in the event that is becomes necessary for RFS Leasing II, RFS Leasing VII, RFS Financing 2002 or RFS Financing Corporation to provide credit support for the senior notes, RFS Leasing VII, RFS Leasing II, RFS Financing 2002 and RFS Financing Corporation likely will not have sufficient cash flow to make any required payments under the senior notes.

        The following tables present consolidating information for the Partnership, the Guarantor Subsidiaries and the non-guarantor subsidiaries.

Consolidating Balance Sheet
September 30, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$211,021	$140,127	$248,860		$600,008
Investment in consolidated entities	263,633	—	19,326	$(282,959)	—
Cash and cash equivalents	2,840	2,629	2,429		7,898
Restricted cash	20	—	5,539		5,559
Accounts receivable	3,459	13,976	11,980	(24,224)	5,191
Deferred expenses, net	6,301	115	2,133		8,549
Other assets	2,116	615	1,376		4,107
Deferred income taxes	—	14,146	11,291		25,437

Total assets	$489,390	$171,608	$302,934	$(307,183)	$656,749

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$16,852	$9,982	$$21,673	$(24,224)	$24,283
Borrowings on Line of Credit	9,250	—			9,250
Mortgage notes payable	—	—	159,928		159,928
Senior Notes Payable	125,000	—			125,000

Total liabilities	151,102	9,982	181,601	(24,224)	318,461

Redeemable units at redemption value	27,021				27,021

General partnership units	311,267	161,626	121,333	(282,959)	311,267

Total partners' capital	311,267	161,626	121,333	(282,959)	311,267

Total liabilities and partners' capital	$489,390	$171,608	$302,934	$(307,183)	$656,749

Consolidating Balance Sheet
December 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$216,228	$143,523	$255,811		$615,562
Investment in consolidated entities	195,290		12,963	$(208,253)	—
Cash and cash equivalents	263	3,467	2,005		5,735
Restricted cash	20	11	6,786		6,817
Accounts receivable	15,556	16,969	2,331	(29,323)	5,533
Deferred expenses, net	3,077	1,512	2,375		6,964
Other assets	1,814	487	1,216		3,517
Deferred income taxes		13,552	11,182		24,734

Total assets	$432,248	$179,521	$294,669	$(237,576)	$668,862

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$6,365	$4,709	$26,281	$(14,323)	$23,032
Borrowings on Line of Credit	81,188				81,188
Mortgage notes payable		58,181	176,766	(15,000)	219,947

Total liabilities	87,553	62,890	203,047	(29,323)	324,167

Series B Preferred Units, $.01 par value, 5,000 units authorized, 250 units issued and outstanding	25,000				25,000

Redeemable units at redemption value	27,980				27,980

Other comprehensive income	(3,220)				(3,220)
General partnership units	294,935	116,631	91,622	(208,253)	294,935

Total partners' capital	291,715	116,631	91,622	(208,253)	291,715

Total liabilities and partners' capital	$432,248	$179,521	$294,669	$(237,576)	$668,862

Consolidating Statement of Operations
For the Three Months Ended September 30, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$30,050	$15,492		$45,542
Food and beverage		2,922	1,162		4,084
Other operating departments		927	746		1,673
Lease revenue	$6,798	5,783	528	$(11,978)	1,131
Deferred revenue	330		142		472
Other	190	4	42	(163)	73

Total hotel revenue	7,318	39,686	18,112	(12,141)	52,975

Hotel operating expenses:
Rooms		6,170	2,829		8,999
Food and beverage		2,325	782		3,107
Other operating departments		355	169		524
Undistributed operating expenses:
Property operating costs		4,219	1,864		6,083
Property taxes, insurance and other	800	961	1,329		3,090
Franchise costs	(51)	2,779	1,666		4,394
Maintenance and repair		1,679	799		2,478
Management fees		832	431		1,263
Percentage lease expense		11,978		(11,978)	—
Depreciation	2,572	1,835	3,187		7,594
Amortization of franchise fees and unearned compensation	296	10	6		312
General and administrative	61	2,792	2,054		4,907

Total operating expenses	3,678	35,935	15,116	(11,978)	42,751

Operating income	3,640	3,751	2,996	(163)	10,224
Amortization of loan origination costs	352	2	73		427
Interest expense	3,224	163	3,246	(163)	6,470
Equity in (earnings) loss of consolidated subsidiaries	(3,586)		562	3,024

Income (loss) before gain on sale of assets and income taxes	3,650	3,586	(885)	(3,024)	3,327
Benefit from income taxes		(226)	(97)		(323)

Net income (loss)	3,650	3,812	(788)	(3,024)	3,650
Preferred unit dividends

Net income (loss) applicable to unitholders	$3,650	$3,812	$(788)	$(3,024)	$3,650

Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$88,011	$44,597		$132,608
Food and beverage		9,154	3,807		12,961
Other operating departments		2,786	2,223		5,009
Lease revenue	$21,136	16,590	1,853	$(35,580)	3,999
Deferred revenue	(411)		(621)		(1,032)
Other	704	26	135	(531)	334

Total hotel revenue	21,429	116,567	51,994	(36,111)	153,879

Hotel operating expenses:
Rooms		18,063	8,474		26,537
Food and beverage		7,152	2,462		9,614
Other operating departments		1,012	451		1,463
Undistributed operating expenses:
Property operating costs		11,773	5,089		16,862
Property taxes, insurance and other	2,552	2,798	4,273		9,623
Franchise costs	(142)	7,912	4,854		12,624
Maintenance and repair		4,964	2,329		7,293
Management fees		2,493	1,298		3,791
Percentage lease expense		35,580		(35,580)	—
Depreciation	7,647	5,425	9,455		22,527
Amortization of franchise fees and unearned compensation	900	31	19		950
General and administrative	365	8,212	6,138		14,715

Total operating expenses	11,322	105,415	44,842	(35,580)	125,999

Operating income	10,107	11,152	7,152	(531)	27,880
Amortization of loan origination costs	965	16	223		1,204
Debt extinguishment and swap termination costs	3,210	6,912			10,122
Interest expense	8,462	1,422	9,672	(531)	19,025
Equity in (earnings) loss of consolidated subsidiaries	(749)		1,162	(413)	—

Income (loss) before sale of assets and income taxes	(1,781)	2,802	(3,905)	413	(2,471)
(Gain) loss on sale of assets	(975)		13		(962)
Benefit from income taxes		(594)	(109)		(703)

Net income (loss)	(806)	3,396	(3,809)	413	(806)
Preferred unit dividends	(1,562)				(1,562)
Loss on redemption of preferred units	(1,890)				(1,890)

Net income (loss) applicable to unitholders	$(4,258)	$3,396	$(3,809)	$413	$(4,258)

Consolidating Statement of Operations
For the Three Months Ended September 30, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$31,260	$16,170		$47,430
Food and beverage		2,748	1,120		3,868
Other operating departments		1,341	901		2,242
Lease revenue	$7,142	6,197	611	$(12,682)	1,268
Deferred revenue	322		299		621
Other	209	16	34	(183)	76

Total hotel revenue	7,673	41,562	19,135	(12,865)	55,505

Hotel operating expenses:
Rooms		6,227	3,065		9,292
Food and beverage		2,394	792		3,186
Other operating departments		389	108		497
Undistributed operating expenses:
Property operating costs		4,381	1,831		6,212
Property taxes, insurance and other	949	938	1,490		3,377
Franchise costs	(39)	2,656	1,655		4,272
Maintenance and repair		1,620	730		2,350
Management fees		687	382		1,069
Percentage lease expense		12,682		(12,682)
Depreciation	2,497	1,768	3,111		7,376
Amortization of franchise fees and unearned compensation	340	10	8		358
General and administrative	237	2,733	1,787		4,757

Total operating expenses	3,984	36,485	14,959	(12,682)	42,746

Operating income	3,689	5,077	4,176	(183)	12,759
Amortization of loan origination costs	255	36	73		364
Interest expense	1,606	1,234	3,298		5,955
Equity in earnings of consolidated subsidiaries	(5,320)		(3,306)	8,626

Income before income taxes	7,148	3,807	4,111	(8,626)	6,440
Benefit from income taxes		(162)	(546)		(708)

Net income	7,148	3,969	4,657	(8,626)	7,148
Preferred unit dividends	(781)				(781)

Net income applicable to unitholders	$6,367	$3,969	$4,657	$(8,626)	$6,367

Consolidating Statement of Operations
For the Nine Months Ended September 30, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$96,872	$52,627		$149,499
Food and beverage		9,370	3,835		13,205
Other operating departments		4,181	3,050		7,231
Lease revenue	$25,362	18,483	2,053	$(41,313)	4,585
Deferred revenue	(511)		(604)		(1,115)
Other	666	102	200	(551)	417

Total hotel revenue	25,517	129,008	61,161	(41,864)	173,822

Hotel operating expenses:
Rooms		18,909	9,842		28,751
Food and beverage		7,705	2,542		10,247
Other operating departments		1,198	396		1,594
Undistributed operating expenses:
Property operating costs		12,433	5,240		17,673
Property taxes, insurance and other	2,650	2,669	4,199		9,518
Franchise costs	(171)	8,040	5,414		13,283
Maintenance and repair		5,162	2,386		7,548
Management fees		2,539	1,413		3,952
Percentage lease expense		41,313		(41,313)
Depreciation	7,630	5,281	9,342		22,253
Lease Termination		35,664	29,832		65,496
Amortization of franchise fees and unearned compensation	1,020	31	23		1,074
General and administrative	724	8,444	5,681		14,849

Total operating expenses	11,853	149,388	76,310	(41,313)	196,238

Operating income (loss)	13,664	(20,380)	(15,149)	(551)	(22,416)
Amortization of loan origination costs	720	111	227		1,058
Interest expense	5,706	3,750	9,822	(551)	18,727
Equity in loss of consolidated subsidiaries	23,032		18,681	(41,713)

Loss before gain on sale of assets and income taxes	(15,794)	(24,241)	(43,879)	(41,713)	(42,201)
Gain on sale of assets			(1,200)		(1,200)
Benefit from income taxes		(13,637)	(11,570)		(25,207)

Net loss	(15,794)	(10,604)	(31,109)	(41,713)	(15,794)
Preferred unit dividends	(2,343)				(2,343)
Gain on redemption of Series A preferred units	5,141				5,141

Net loss applicable to unitholders	$(12,996)	$(10,604)	$(31,109)	$(41,713)	$(12,996)

Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$33,233	$6,247	$(11,825)	$27,655
Cash flows from (used in) investing activities	(69,783)	51,106	14,089	(4,588)
Cash flows from (used in) financing activities	39,127	(58,191)	(1,840)	(20,904)

Net increase in cash and cash equivalents	2,577	(838)	424	2,163
Cash and cash equivalents at beginning of period	263	3,467	2005	5,735

Cash and cash equivalents at end of period	$2,840	$2,629	$2,429	$7,898

Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$14,755	$(24,371)	$12,882	$3,266
Cash flows from (used in) investing activities	(24,756)	(5,320)	24,931	(5,145)
Cash flows from (used in) financing activities	11,747	32,830	(38,780)	5,797

Net increase in cash and cash equivalents	1,746	3,139	(967)	3,918
Cash and cash equivalents at beginning of period	1,049	136	2,496	3,681

Cash and cash equivalents at end of period	$2,795	$3,275	$1,529	$7,599

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

        Certain matters discussed herein may constitute forward-looking statements within the meaning of the federal securities law. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, will and hope or similar expressions. The Company and the Operating Partnership have based these forward-looking statements on their current expectations, estimates and projections about future events and trends affecting the industry and markets in which the Company and the Operating Partnership operate, as well as the financial condition of their business, which may prove to be incorrect. These forward-looking statements relate to future events, future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause the Company and the Operating Partnership's actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. General economic conditions, including the timing and magnitude of recovery from the current economic downturn, future acts of terrorism or war, risks associated with the hotel and hospitality business, the availability of capital, and numerous other factors may affect the Company and the Operating Partnership's future results, performance and achievements. These risks and uncertainties are described in greater detail in the Company and the Operating Partnership's other filings with the SEC. Except as required by the federal securities laws, the Company and the Operating Partnership disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in the Company and Operating Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Although the Company and the Operating Partnership believe current expectations are based upon reasonable assumptions, the Company and the Operating Partnership can give no assurance that expectations will be attained or that actual results will not differ materially.

        General.    RFS is a hotel real estate investment trust which, at September 30, 2002, owned interests in 58 hotels with 8,424 rooms located in 24 states (collectively the "Hotels") through its approximate 92% equity interest in the Operating Partnership. At September 30, 2002, third party limited partners owned the remaining 8%. Unless the context otherwise requires, the management's discussion and analysis of financial condition and results of operation for RFS and the Partnership are substantially similar in all respects except for net income (loss) due to the approximate 8% minority interest in the Partnership. RFS is the general partner in the Operating Partnership. RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company."

        For the trailing twelve months ended September 30, 2002, the Company received 37% of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from full service hotels, 36% from extended stay hotels and 27% from limited service hotels.

        The following summarizes additional information for the 58 hotels owned at September 30, 2002:

Franchise Affiliation	Hotel Properties	Rooms/Suites	EBITDA Three months ended September 30, 2002	EBITDA Nine months ended September 30, 2002
Full Service Hotels:
Sheraton	4	864	$1,886	$6,419
Holiday Inn	5	954	1,761	5,421
Sheraton Four Points	2	412	813	2,630
Independent	2	331	471	1,663
Doubletree	1	221	734	1,852
Hilton	1	234	572	1,110

	15	3,016	6,238	19,095

Extended Stay Hotels:
Residence Inn by Marriott	14	1,851	5,669	16,693
TownePlace Suites by Marriott	3	285	535	1,689
Homewood Suites by Hilton	1	83	62	394

	18	2,219	6,266	18,776

Limited Service Hotels:
Hampton Inn	17	2,113	3,313	9,954
Holiday Inn Express	5	637	1,149	2,810
Comfort Inn	2	337	425	1,092
Courtyard by Marriott	1	102	267	662

	25	3,189	5,154	14,518

Total	58	8,424	$17,658	$52,389

        At September 30, 2002, the Company leased five hotels to two third-party lessees. Fifty-one hotels are managed by Flagstone Hospitality Management Company LLC ("Flagstone") and the remaining seven hotels are managed by four other third party management companies.

Results of Operations

Comparison of the three and nine months ended September 30, 2002 and September 30, 2001.

Revenue

        Revenue decreased 4.6% for the quarter from $55.5 million to $53.0 million and 11.5% year to date from $173.8 million to $153.9 million primarily due to the softness in business travel resulting from the lagging economy. The continued impact from the economic recession and the decline in corporate profits have forced corporations to reduce business travel which has a significant impact on lodging demand. For the quarter, revenue per available room declined 4.1% due to a 5.4% decline in average daily rate, offset, in part, by an increase in occupancy of 0.9 percentage points. Revenue per available room declined 10.5% year to date due to a decline in occupancy of 3.2 percentage points and a 6.5% decline in average daily rate. Revenue per available room has improved incrementally each quarter of 2002 with revenue per available room declining 16.6% in the first quarter, 10.6% in the second quarter and 4.1% in the third quarter. Revenue per available room for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 5.9%, 3.8% and 2.1% for the quarter, and 17.1%, 5.9% and 5.7% for the year, respectively, from the comparable 2001 period.

        As reported by Smith Travel Research, year-to-date, the San Francisco/San Mateo Metropolitan Service Area ("MSA") was the worst performing MSA in the United States in terms of the change in revenue per available room as compared to the prior year with a decline of approximately 21% due to the downturn in the technology and telecommunications industries, a weak convention calendar and a lack of business travelers, both domestic and international. The Company's six northern California properties experienced an average decline in quarterly and year to date revenue per available room of 27.9% and 32.3%, respectively. Excluding the six northern California properties, revenue per available room declined approximately 2.3% for the quarter and 6.0% year to date. The year to date revenue per available room decline of 6.0% (excluding the six northern California properties) compares to the industry's decline of 4.4%.

        The Company hopes to benefit in the future from the decline in new supply growth, which combined with an economic turnaround may create increased lodging demand for our hotels. This may lead to growth in revenue per available room, net income and dividends.

        The following shows hotel operating statistics for the 58 comparable hotels for the three and nine months ended September 30, 2002.

COMPARABLE HOTELS OPERATING STATISTICS
For The Three Months Ended September 30, 2002

	ADR		OCCUPANCY		Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2001	Variance vs. 2001	2002	Variance vs. 2001
Full Service	$98.86	(8.7)%	68.7%	2.1 pts	$67.88	(5.9)%
Extended Stay	93.44	(2.4)%	77.2%	(1.1) pts	72.11	(3.8)%
Limited Service	68.69	(3.9)%	71.5%	1.2 pts	49.13	(2.1)%

Total	$85.98	(5.4)%	72.0%	0.9 pts	61.90	(4.1)%

COMPARABLE HOTELS OPERATING STATISTICS
For The Nine Months Ended September 30, 2002

	ADR		OCCUPANCY		Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2001	Variance vs. 2001	2002	Variance vs. 2001
Full Service	$100.55	(12.1)%	66.0%	(4.0) pts	$66.37	(17.1)%
Extended Stay	95.14	(2.1)%	77.8%	(3.2) pts	74.02	(5.9)%
Limited Service	69.83	(2.4)%	67.9%	(2.3) pts	47.41	(5.7)%

Total	$87.66	(6.5)%	69.8%	(3.2) pts	$61.21	(10.5)%

        The Company's full service hotels, which comprised approximately 37% of trailing twelve month EBITDA ("TTM EBITDA"), experienced an average decrease in revenue per available room of 5.9% in the quarter and 17.1% year to date. This decrease was caused by a year to date decrease in occupancy of 4.0 percentage points (quarterly occupancy increased 2.1 points) and a 8.7% and 12.1% decline in average daily rate, respectively. The six northern California hotels previously mentioned make up a substantial portion of these decreases. Excluding the six northern California properties, revenue per available room at the Company's other full service hotels increased approximately 2.5% for the quarter and decreased 4.7% year to date, which compares to the hotel industry decline of approximately 4.4%. The comparable period revenue per available room decline for the six northern California hotels has gradually improved during the year from a decrease of 39% in January to a decrease of 25% in June and an increase of 11% in September. The following six full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 11.6% and 26.4% for the three and nine months ended September 30, 2002.

Hotel	Location	Three Months Ended	Nine Months Ended
173-room Sheraton	Sunnyvale, CA	(4.8)%	(27.4)%
235-room Beverly Heritage	Milpitas, CA	(33.2)%	(45.0)%
229-room Sheraton	Milpitas, CA	(10.7)%	(26.5)%
214-room Sheraton Four Points	Pleasanton, CA	(6.2)%	(17.9)%
234-room Hilton	San Francisco, CA	(6.0)%	(15.5)%
94-room Hotel Rex	San Francisco, CA	(12.0)%	(26.1)%

        In Silicon Valley, where the Company has four full service hotels, the hotel guests are predominantly domestic and international business travelers. These hotels have been hit the hardest of all hotels in the Company's portfolio because of the lack of business travel. Futhermore, there is little leisure demand for hotels in the Silicon Valley market that would temper the significant drop-off in business travel.

        Conversely, within San Francisco, the Hilton Fisherman's Wharf is driven predominantly by leisure demand, with business travelers and groups making up the balance in room demand. Accordingly, this hotel has performed best among all of the Company's northern California hotels in terms of revenue per available room, as seen above.

        The Hotel Rex at Union Square has shown less improvement in 2002 than the Hilton Fisherman's Wharf. Because of its location within San Francisco at Union Square, this hotel is more reliant on business travelers and city-wide conventions and so it has performed worse than the Hilton Fisherman's Wharf and in line with the Silicon Valley hotels. As such, the Company has decided to accelerate the timing of its $1.5 million earthquake retro-fit and renovation to November of this year. Originally, the Company anticipated performing this renovation in late 2003. The work is required to be performed by early 2005 in order to comply with existing building codes. The Rex will be closed from November to February of 2003.    The Company believes that accelerating the renovation to this slow period has enabled it to decrease the Company's renovation and retro-fit costs. Similarly, the re-opening will coincide with the re-opening of the Moscone Center. The Moscone Center is scheduled to open between December 2002 and February 2003.

        The extended stay hotels, which comprised approximately 36% of TTM EBITDA, experienced a decline in revenue per available room of 3.8% for the quarter and 5.9% year to date. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott, which experienced a decrease in revenue per available room of 4.5% for the quarter and 5.8% year to date. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly most of the extended stay portfolio, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as drive to markets. These hotels have been less affected by the events of the slowing economy and September 11 with revenue per available room declining 3.8% for the quarter and 4.4% year to date. The Orlando Residence Inn has experienced a decline in revenue per available room of nearly 13.2% for the quarter and 18.8% year to date.

        The limited service hotels, which comprised approximately 27% of TTM EBITDA, experienced a decrease in revenue per available room of 2.1% in the quarter and 5.7% year to date. Year to date this market segment has performed the best in terms of revenue per available room versus the prior year. These results compare favorably to the full service and extended stay portfolio due to the lagging economy that translated into guests trading down in price points to stay at limited service hotels.

Seventeen of the twenty-six limited service hotels are Hampton Inns that experienced a decline in revenue per available room of 1.6% for the quarter and 3.8% year to date.

Expenses

        Total operating expenses were relatively unchanged for the quarter and experienced a decrease of $70.2 million year to date due primarily to the lease termination expense of $65.5 million in the first and second quarters of 2001. Excluding lease termination expense, for the quarter, operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 3.5 points to 18.6% from 22.1%, driven by the decrease in revenue of 4.3%. Excluding lease termination expense year to date, operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 6.6 points to 18.7% from 25.3%, driven by the decrease in revenue of 11.5%. Individual line items comprising hotel operating expenses are discussed below.

        Hotel operating expenses for rooms, food and beverage and other operating departments decreased 2.7% to $12.6 million from $13.0 million for the quarter and 7.3% to $37.6 million from $40.6 million year to date; however, as a percentage of total hotel revenue (excluding deferred revenue), hotel operating expenses increased to 24.0% in 2002 versus 23.6% in 2001 for the quarter and to 24.3% in 2002 versus 23.2% in 2001 for the year. The increased percentage was driven mostly by the sharp decline in revenue year over year, as the cost reductions that were implemented in 2001 and which have continued in 2002 could not fully recover the loss in revenue. Furthermore, the combination of an increase in occupancy for the quarter coupled with the decrease in average daily rate contributed to deteriorating margins as the costs to service hotel guests increased with occupancy.

        Property operating costs decreased $0.1 million or 2.1% for the quarter due to a decrease in energy costs across most of the portfolio. Year to date property operating costs decreased $0.8 million or 4.6% due primarily to a decrease in energy costs of $0.7 million or 8.7% and complimentary guest services of $0.1 million or 4.6%. Energy costs have decreased across all of our portfolio with a substantial portion of the decrease coming from our California properties. Energy costs at the ten California properties decreased $0.3 million or 11.1% for the year. Energy costs in California were higher in the first half of 2001 due to the well-publicized energy crisis in that state. The decrease in complimentary guest services is attributable to the decrease in business travelers.

        Property taxes, insurance and other expenses decreased $0.3 million or 8.5% for the quarter driven primarily by a decrease in real estate taxes of approximately $0.4 million resulting from reduced assessments through appeals made by the Company and assessor adjustments reflecting the lagging hotel industry. This offsets the quarterly increase in insurance costs of approximately $0.1 million. Property taxes, insurance and other expenses have increased $0.1 million year to date. Offsetting the decrease in real estate taxes of $0.4 million are increases in earthquake and property insurance of $0.4 million and personal property taxes of $0.1 million. All insurance costs continue to increase as a result of rate hardening in the market and a lack of supply from insurance carriers. The increase in personal property taxes results from the significant additions made in recent years.

        Franchise costs increased $0.1 million or 2.9% for the quarter due to the increase in occupied rooms of 7,257 rooms or 1.3%. Year to date, franchise costs have decreased $0.7 million or 5.0% due to the decrease in occupied rooms of 72,269 rooms or 4.3%.

        Maintenance and repair costs increased $0.1 million or 5.4% for the quarter and decreased $0.3 million or 3.4% year to date due to the increased quarterly occupancy and decreased year to date occupancy previously explained.

        Management fees have increased $0.2 million or 18.1% for the quarter due to the timing of a reduction in contracted fees in 2001. Management fees have decreased $0.2 million or 4.1% year to date due primarily to the decrease in revenues. Management fees have remained flat at 2.5% to 2.3% of total hotel revenue in 2002 and 2001.

        Depreciation increased to $7.6 million from $7.4 million for the quarter and to $22.5 million from $22.3 million year to date. The Company expected depreciation to increase and level off after the substantial capital expenditures made in prior years.

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

        General and administrative expenses have increased $0.2 million or 3.1% for the quarter due to the reduction of certain executive bonuses in the third quarter of 2001. Year to date general and administrative expenses have decreased $0.1 million or 1.0% due primarily to austerity programs implemented in the second and third quarters of 2001 at both the hotels and corporate headquarters aimed at reducing these expenses.

        Debt extinguishment and swap termination costs of $10.1 million are comprised of a yield maintenance premium of $5.5 million to pay off the 1996 CMBS debt, $3.2 million to terminate two interest rate swaps and $1.4 million to write-off the unamortized debt issuance costs related to the 1996 CMBS debt.

        Amortization on loan origination costs have increased $0.1 million for the quarter and year to date due to the incremental amortization of costs associated with issuance of the $125 million senior notes on February 26, 2002 as compared to the amortization of debt issuance costs related to the 1996 CMBS debt for the same periods in 2001.

        Interest expense increased $0.5 million or 8.6% for the quarter due to the increase in the weighted average interest rate for the quarter on borrowings outstanding from 7.8% in 2001 to 8.9% in 2002, offset by a decrease in the weighted average borrowings outstanding of $14.1 million from $305.1 million to $291.0 million. Year to date interest expense increased $0.3 million or 1.6% due to the increase in the year to date weighted average interest rate from 7.9% in 2001 to 8.4% in 2002 and offset by a decrease in the weighted average borrowings outstanding of $14.6 million from $315.4 million in 2001 to $300.8 million in 2002.

        Minority interest in income (loss) of Operating Partnership decreased $0.3 million for the quarter and $0.8 million year to date due to the decrease in the net income applicable to common shareholders, before minority interest, of $2.7 million for the quarter and a decrease in the net loss of $8.7 million year to date.

        Loss (gain) on sale of assets relates primarily to the sale of the Company's interest in an unconsolidated partnership for approximately $1.1 million in the first quarter of 2002.

        Benefit from income taxes decreased $0.4 million for the quarter as the taxable REIT subsidiaries incurred lower losses and decreased $24.5 million year to date as a result of the Hilton lease termination in the first quarter of 2001.

Net income (loss) applicable to common shareholders—RFS

        For the quarter, net income applicable to common shareholders decreased $2.5 million for the quarter from $5.8 million in 2001 to $3.3 million in 2002. The decrease is attributable to the decrease in operating income of $2.5 million. The increase in interest expense of $0.5 million and the lower benefit from income taxes of $0.4 million were offset by the redemption of the Series B Preferred Stock in June, 2002. Year to date net loss applicable to common shareholders was $(3.9) million and $(11.8) million in 2002 and 2001, respectively. The $7.9 million decrease of net loss is attributable primarily to the increase in operating income of $50.3 million, offset by the decrease in benefit from income taxes of $24.5 million, the gain on the redemption of the Series A Preferred Stock in 2001of $5.1 million, the loss on redemption of the Series B Preferred Stock in 2002 of $1.9 million, the year on year decrease in the minority interest benefit of $0.8 million and the debt extinguishment and swap termination costs of $10.1 million in 2002.

Net income (loss) applicable to unitholders—Partnership

        For the quarter, net income applicable to unitholders decreased $2.7 million for the quarter from $6.4 million in 2001 to $3.7 million in 2002. The decrease is attributable to the decrease in operating income of $2.5 million. The increase in interest expense of $0.5 million and the lower benefit from income taxes of $0.4 million were offset by the redemption of the Series B Preferred Units in June, 2002. Year to date net loss applicable to unitholders was $(4.3) million and $(13.0) million in 2002 and 2001, respectively. The $8.7 million decrease of net loss is attributable primarily to the increase in operating income of $50.3 million, offset by the decrease in benefit from income taxes of $24.5 million, the gain on the redemption of the Series A Preferred Units in 2001 of $5.1 million, the loss on redemption of the Series B Preferred Stock in 2002 of $1.9 million and the debt extinguishment and swap termination costs of $10.1 million in 2002.

Funds from Operations and EBITDA

        The Company considers Funds From Operations ("FFO") and EBITDA to be appropriate measures of a REIT's performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

        The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding extraordinary items, as defined by GAAP and gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures.

        Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items including lease termination costs, debt extinguishment and swap termination costs and deferred income taxes. However, recurring FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. Recurring FFO and EBITDA do not represent cash flows from operations as determined by GAAP and should not be considered as an alternative to net income as an indication of the Company's financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Recurring FFO and EBITDA is the same for both RFS and the Partnership.

        The following details the computation of recurring FFO based on the RFS Consolidated Statement of Operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
Net income (loss)	$3,330	$6,554	$(450)	$(14,629)
Minority interest in Operating Partnership	320	594	(356)	(1,165)
Deferred revenue	(472)	(621)	1,032	1,115
Depreciation	7,594	7,376	22,527	22,253
Debt extinguishment and swap termination costs			10,122
(Gain) loss on sale of assets			(962)	(1,200)
Hilton lease termination				65,496
Deferred income tax provision (benefit)	(323)	(708)	(703)	(25,207)
Preferred stock dividends		(781)	(1,562)	(2,343)

Recurring FFO	$10,449	$12,414	$29,648	$44,320

Weighted average common shares, partnership units and potential dilutive shares outstanding	30,970	27,721	29,675	27,528

        The following details the computation of EBITDA for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
Recurring FFO	$10,449	$12,414	$29,648	$44,320
Interest expense	6,470	5,955	19,025	18,727
Amortization	739	722	2,154	2,132
Preferred stock dividends		781	1,562	2,343

EBITDA	$17,658	$19,872	$52,389	$67,522

Liquidity and Capital Resources

        The Company's principal source of liquidity to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the nine months ended September 30, 2002, cash flow provided by operating activities was $27.7 million. The Company believes that cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets as market conditions permit. At September 30, 2002, the Company had $7.9 million of cash and cash equivalents and had borrowed $9.3 million under its $140.0 million Line of Credit, subject to borrowing base values, as calculated in accordance with the terms of the Line of Credit, which value from time to time may be less than the maximum $140 million.

        The following details the Company's debt outstanding at September 30, 2002 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at September 30, 2002
Line of Credit	$9,250	LIBOR + 200bp	Variable	July 2004	24	$211,021
Senior Notes	125,000	9.75%	Fixed	March 2012	—	—
Mortgage	90,988	7.83%	Fixed	December 2008	10	123,067
Mortgage	18,041	8.22%	Fixed	November 2007	1	43,212
Mortgage	50,899	8.00%	Fixed	August 2010	8	82,581

	$294,178					$459,881

        The interest rate on the Line of Credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The interest rate was approximately 3.8% at September 30, 2002. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at September 30, 2002.

        On February 26, 2002, the Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Partnership and are guaranteed by RFS and certain of its subsidiaries. The senior notes contain covenants that could, among other things, restrict RFS's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations. The Partnership was in compliance with these covenants at September 30, 2002. Net proceeds from the issuance of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Partnership expensed $1.4 million in unamortized debt costs. See Notes 5 and 13 to the Consolidated Financial Statements for additional detail regarding the senior notes and the guarantors thereof.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At September 30, 2002, approximately 97% of the Company's debt is fixed at a weighted average interest rate of 8.7%.

        Future scheduled principal payments of debt obligations at September 30, 2002 are as follows (in thousands):

Amount
2002	$649
2003	2,695
2004	12,138
2005	3,161
2006	3,424
Thereafter	272,111

$294,178

        In addition to the above principal payment of debt obligations as of September 30, 2002, the Company has a $2.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan for the benefit of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not significant.

        Certain significant credit statistics at September 30, 2002 are as follows:

  •
  Trailing twelve month interest coverage ratio of 2.7x

  •
  Total debt to EBITDA of 4.4x

  •
  Weighted average maturity of fixed rate debt of 7.8 years

  •
  Fixed interest rate debt equal to 97% of total debt

  •
  Debt equal to 36% of investment in hotel properties, at cost

        During the nine months ended September 30, 2002, the Company spent $6.9 million on capital improvements to its hotels. Because of the Company's recent decision to retro-fit the Hotel Rex beginning in 2002 versus 2003, the Company now expects to spend approximately $10.5 million on capital improvements to its hotels in 2002 ($9 million previously), which the Company is expected to fund from cash generated from operations and borrowings under the Line of Credit. In addition, the Company is considering rebranding one of its hotels. The Company estimates the cost of rebranding this hotel will be approximately $1 million.

        The Company expects to be able to meet its working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the line of credit. Borrowings under the line of credit bear interest at a floating rate based upon (and including spreads over), at our option, LIBOR or the Prime Rate. The line of credit also has various financial and other covenants. At September 30, 2002, the Company had $85.8 million of borrowing availability under the line of credit excluding outstanding letters of credit. Over the longer term, the Company's ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Company's control. If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, the Company may have to undertake alternative financing plans. The Company cannot assume that completion of any such alternative financing plans will be possible. The Company's inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

        The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur to an amount not in excess of approximately 45% of the Company's investment in hotel properties, at cost, (as defined). The Board of Directors may change the debt policy at any time without shareholder approval.

        The Company intends to fund cash distributions to shareholders and limited partners principally out of cash generated from operations. The Company may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates.

ITEM 3.    Qualitative and Quantitative Disclosure about Market Risk

        The Company is exposed to certain financial market risks, one being fluctuations in interest rates. The Company monitors interest rate fluctuations as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowing under its line of credit. If interest rates increased by 25 basis points, quarterly and year to date interest expense would have increased by approximately $4 thousand and $19 thousand, respectively based on balances outstanding during the three and nine months ended September 30, 2002.

        The Company's primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At September 30, 2002, the Company had outstanding total indebtedness of approximately $294.2 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 97% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 8.7% at September 30, 2002. On February 26, 2002, the Company terminated its two interest rate swap agreements for approximately $3.2 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

        The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at September 30, 2002, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2002. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at

September 30, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.15%, which consists of the 7-year treasury of 2.9% as of September 30, 2002, plus 225 basis points.

Expected Principal Cash Flows

Liabilities	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value Total
				(in thousands)
Long-Term Debt:
Fixed Rate	$649	$2,695	$2,888	$3,161	$3,424	$272,111	$284,928	$329,896
Average Interest Rate	8.73%	8.73%	8.73%	8.73%	8.73%	8.73%
Variable Rate		—	$9,250	—	—	—	$9,250	$9,250
Average Interest Rate			3.83%

        The table incorporates only those exposures that exist as of September 30, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

        On an on-going basis, the Company evaluates its estimates, including those related to bad debts, carrying value of investments in hotels, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of the customers' ability to make payments, additional allowances may be required.

        The Company records an impairment charge when it believes an investment in hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in hotel. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        The Company records a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance have been considered, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

ITEM 4.    Internal Controls and Procedures

        Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's and the Partnership's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company's and the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and the Partnership (including its consolidated subsidiaries) required to be included in the Company's and the Partnership's periodic SEC filings.

        Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

ITEM 6b. Exhibits and Reports on Form 8-K

Exhibits

Exhibit A—Form of Certification of Robert M. Solmson for Form 10-Q of RFS Hotel Investors, Inc. and RFS Partnership, L.P.

Exhibit B—Form of Certification of Kevin M. Luebbers for Form 10-Q of RFS Hotel Investors, Inc. and RFS Partnership, L.P.

Reports on Form 8-K

  RFS Hotel Investors, Inc

  •
  August 1, 2002—Item 9 report regarding the issuance of a press release announcing the Company's operating results for the second quarter ended June 30, 2002.

  •
  August 6, 2002—Item 9 report regarding the certification of the Company's CEO and CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002.

  •
  September 19, 2002—Item 9 report regarding the issuance of a press release announcing the Company lowered third quarter 2002 earnings guidance and affirmed its dividend.

  •
  October 29, 2002—Report regarding the issuance of a press release announcing the Company's operating results for the third quarter ended September 20, 2002.

  •
  October 31, 2002—Report regarding the issuance of a press release announcing the Company had amended and extended its $140 million credit facility.

  RFS Partnership, L.P

  •
  August 14, 2002—Item 9 report regarding the certification of the Partnership's CEO and CFO as required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

RFS HOTEL INVESTORS, INC. RFS PARTNERSHIP, L.P.

November 13, 2002 Date	/s/ DENNIS M. CRAVEN Dennis M. Craven, Vice President & Chief Accounting Officer (Principal Accounting Officer)

Exhibit A

FORM OF CERTIFICATION FOR FORM 10Q

I, Robert M. Solmson, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of RFS Hotel Investors, Inc. and RFS Partnership, L.P.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

  4.
  Each of the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information related to the registrants including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of each of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  Each of the registrants other certifying officers and I have disclosed, based on our most recent evaluation, to each of the registrant's auditors and the audit committee of each of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect each registrants ability to record, process, summarize, and report financial data and have identified for each registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in each of the registrant's internal controls; and

  6.
  Each of the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ ROBERT M. SOLMSON Robert M. Solmson Chairman of the Board and Chief Executive Officer

Exhibit B

FORM OF CERTIFICATION FOR FORM 10Q

I, Kevin M. Luebbers, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of RFS Hotel Investors, Inc. and RFS Partnership, L.P.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

  4.
  Each of the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information related to the registrants including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of each of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  Each of the registrants other certifying officers and I have disclosed, based on our most recent evaluation, to each of the registrant's auditors and the audit committee of each of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect each registrants ability to record, process, summarize, and report financial data and have identified for each registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in each of the registrant's internal controls; and

  6.
  Each of the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ KEVIN M. LUEBBERS Kevin M. Luebbers Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
RFS HOTEL INVESTORS, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (in thousands, except per share data) (unaudited)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (in thousands) (unaudited)
RFS PARTNERSHIP, L.P. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
RFS PARTNERSHIP, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (in thousands, except per unit data) (unaudited)
RFS PARTNERSHIP, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (in thousands) (unaudited)
RFS HOTEL INVESTORS, INC. AND RFS PARTNERSHIP, L.P. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidating Balance Sheet September 30, 2002 (in thousands)
Consolidating Balance Sheet December 31, 2001 (in thousands)
Consolidating Statement of Operations For the Three Months Ended September 30, 2002 (in thousands)
Consolidating Statement of Operations For the Nine Months Ended September 30, 2002 (in thousands)
Consolidating Statement of Operations For the Three Months Ended September 30, 2001 (in thousands)
Consolidating Statement of Operations For the Nine Months Ended September 30, 2001 (in thousands)
Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2002 (in thousands)
Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2001 (in thousands)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
COMPARABLE HOTELS OPERATING STATISTICS For The Three Months Ended September 30, 2002
COMPARABLE HOTELS OPERATING STATISTICS For The Nine Months Ended September 30, 2002
  ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
Expected Principal Cash Flows
  ITEM 4. Internal Controls and Procedures
  PART II—OTHER INFORMATION
  ITEM 6b. Exhibits and Reports on Form 8-K
SIGNATURES
  Exhibit A
FORM OF CERTIFICATION FOR FORM 10Q
  Exhibit B
FORM OF CERTIFICATION FOR FORM 10Q