Form 10-K
period 2002-12-31
RFS PARTNERSHIP LP; RFS HOTEL INVESTORS INC
filed 2003-03-20
CIK 1168409, 906408

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to

Commission File Number	Exact name of registrants as specified in their charters, state of incorporation, address of principal executive offices, and telephone number	I.R.S. Employer Identification Number
0-22164	RFS Hotel Investors, Inc. A Tennessee Corporation 850 Ridge Lake Boulevard, Suite 300 Memphis, Tennessee 38120 Telephone (901) 767-7005	62-1534743
333-84334	RFS Partnership, L.P. A Tennessee Partnership 850 Ridge Lake Boulevard, Suite 300 Memphis, Tennessee 38120 Telephone (901) 767-7005	62-1541639

        Indicate by check mark whether each Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether RFS Hotel Investors, Inc. is an accelerated filer (as defined in Exchange Act Rule 12b-2). /x/ Yes / / No. Indicate by check mark whether RFS Partnership, L.P. is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☒ Yes    ☐ No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of RFS Hotel Investors, Inc. was approximately $385,411,212 based on the last sale price in the New York Stock Exchange for such stock on June 28, 2002.

        The number of shares of RFS Hotel Investors, Inc. Common Stock, $.01 par value, outstanding on March 19, 2003 was 28,516,733. The number of units of RFS Partnership, L.P. outstanding on March 19, 2003 was 30,938,585 (92% of which were held by RFS Hotel Investors, Inc.).

        This combined Form 10-K is filed separately by two registrants: RFS Hotel Investors, Inc., issuer of publicly traded common stock on the New York Stock Exchange, and RFS Partnership, L.P., issuer of public debt. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Documents Incorporated by Reference

        Portions of the RFS Hotel Investors, Inc. Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated into Part I and Part III.

PART I

Item 1. Business

        RFS Hotel Investors, Inc. ("RFS"), is a publicly held hotel real estate investment trust which, at December 31, 2002, owned interests in 57 hotels with 8,271 rooms located in 24 states (collectively the "Hotels") through its approximate 92% equity interest in RFS Partnership, L.P. (the "Operating Partnership"). At December 31, 2002, third party limited partners owned the remaining 8% of the Operating Partnership. RFS is the general partner in the Operating Partnership. The Operating Partnership is the issuer of public debt. Because RFS is the issuer of publicly held common stock and the Operating Partnership is the issuer of publicly held debt, both entities are required to file Form 10K's, either separately or combined. This Form 10K represents a combined Form 10-K for both RFS and the Operating Partnership. RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company."

        The Company has grown from owning seven hotels with 1,118 rooms in five states at the time of the Company's initial public offering in August 1993 to owning interests in 57 hotels with 8,271 rooms in 24 states at December 31, 2002. Many of the Company's hotels are located in attractive metropolitan areas or growing secondary markets and are well located within these markets. All but two of the Company's hotels are operated under franchises from nationally recognized franchisors such as Marriott International, Inc., Hilton Hotels Corporation, Starwood Hotels & Resorts, Inc. and Six Continents PLC. For the year ended December 31, 2002, the Company generated approximately 95% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined herein (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and EBITDA," from hotels operating under nationally recognized brands from these franchisors.

        For the year ended December 31, 2002, the Company generated revenues of $198.9 million and EBITDA of $65.9 million. In 2002, the Company received 36% of its EBITDA from full service hotels, 37% from extended stay hotels and 27% from limited service hotels. The Company received 59% of its EBITDA in five states (California (30%), Florida (10%), Texas (9%), Michigan (5%) and Illinois (5%)).

        The following summarizes additional information for the 57 hotels owned at December 31, 2002:

Franchise Affiliation	Hotel Properties	Rooms/Suites	2002 EBITDA
			(in thousands)
Full Service Hotels:
Sheraton	4	864	$8,056
Holiday Inn	5	954	7,210
Sheraton Four Points	2	412	3,356
Doubletree	1	221	2,014
Independent	2	331	1,848
Hilton	1	234	1,363

	15	3,016	23,847

Extended Stay Hotels:
Residence Inn by Marriott	14	1,852	21,460
TownePlace Suites by Marriott	3	285	2,220
Homewood Suites by Hilton	1	83	536

	18	2,220	24,216

Limited Service Hotels:
Hampton Inn	17	2,112	12,406
Holiday Inn Express	5	637	3,408
Courtyard by Marriott	1	102	823
Comfort Inn	1	184	813

	24	3,035	17,450

Total	57	8,271	$65,513

(1)
Does not include EBITDA of $399 from the Comfort Inn in Fort Mill, South Carolina, that was sold in November 2002.

        The following summarizes the number of hotels owned for the periods presented:

	2002	2001	2000
Hotels owned at beginning of years	58	60	62
Sales of hotels	(1)	(2)	(2)

Hotels owned at end of years	57	58	60

        During 2000, the Company sold the 280-room Hawthorn Suites in Atlanta for $20.8 million, resulting in a nominal gain, and the 124-room Hampton Inn in Warren, Michigan for $5.4 million, resulting in a gain on the sale of $0.7 million. Sales proceeds were used to finance the Hilton lease termination on January 1, 2001.

        During 2001, the Company sold the 131-room Hampton Inn in Plano, Texas for $5.5 million, resulting in a loss on sale of approximately $1.0 million and the 135-room Comfort Inn in Farmington Hills, Michigan for $6.6 million, resulting in a gain on sale of approximately $1.1 million. The net proceeds were used to reduce borrowings under the Company's Line of Credit.

        In 2002, the Company sold the 153-room Comfort Inn in Fort Mill, South Carolina for $3.25 million, resulting in a loss on sale of approximately $3.8 million. The net proceeds were used to reduce borrowings under the Company's Line of Credit.

        At December 31, 2002, the Company leased five hotels to two third-party lessees. Fifty hotels are managed by Flagstone Hospitality Management LLC ("Flagstone") and the remaining seven hotels are managed by four other third-party management companies.

Termination of Leases and Related Agreements with Hilton

        Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with a wholly-owned subsidiary of Hilton Hotels Corporation ("Hilton") for approximately $65.5 million. This transaction represents the cancellation of executory contracts that extended through 2012 and substantially all of the termination payment was recorded as an expense on January 1, 2001. The cancellation of these agreements entitles the TRS Lessees to retain the operating profits or losses from hotels, which previously accrued to Hilton under these contracts and in the opinion of management, gives the Company the following advantages over its prior third-party structure:

  •
  more control over the daily operations of these hotels;

  •
  benefits from any cost efficiencies or ancillary revenues generated at these hotels;

  •
  these hotels are not encumbered by long-term third-party leases;

  •
  favorable management agreements; and

  •
  financial statements that more clearly depict the Company's hotel operations.

        Effective January 1, 2001, the TRS Lessees entered into new management contracts with Flagstone, which is owned by Interstate Hotels & Resorts, Inc., a leading independent hotel management company.

        In connection with the termination of the leases and related agreements, the Company redeemed 973,684 shares of its Series A Preferred Stock owned by a subsidiary of Hilton for $13 million, which resulted in a gain on redemption of $5.1 million that was included in net income available to common shareholders in the first quarter of 2001.

        The aggregate $73 million of payments to Hilton ($60 million lease termination expense plus $13 million to repurchase the Series A Preferred Stock, plus related expenses), were financed by:

  •
  the sale of two hotels in 2000 for approximately $25 million;

  •
  net proceeds from the sale of a new issue of non-convertible mandatorily redeemable preferred stock (the "Series B Preferred Stock") for $25 million (before fees and expenses); and

  •
  borrowings under the Company's line of credit.

Competitive Strengths

        The Company believes that it is distinguished by the following competitive strengths:

        Diversified Asset Base.    The Company's hotel portfolio is diversified by brand, geography and market segment. The Company's hotels are operated under leading brands including Sheraton, Residence Inn by Marriott, Hilton, Doubletree, Holiday Inn, Hampton Inn, and Homewood Suites by Hilton. The Company owns hotels in 24 states. For the year ended December 31, 2002, the Company generated 30% of its EBITDA in California, 10% in Florida, 9% in Texas, 5% in Michigan, 5% in Illinois and the remaining 41% in 19 other states, and the Company generated 36% of its EBITDA from full service hotels, 37% from extended stay hotels and 27% from limited service hotels. No single hotel accounted for more than 6% of the Company's EBITDA for the year ended December 31, 2002.

        Conservative Balance Sheet.    The Company believes there is a competitive advantage in limiting the use of leverage and preserving a conservative capital structure. The Company is committed to maintaining financial flexibility, which the Company believes may allow it to pursue selective acquisitions and attractive renovation, rebranding and redevelopment opportunities. As part of this commitment, the Company's board of directors presently has a policy limiting the amount of total debt the Company will incur to an amount not in excess of 45% of its investment in hotel properties, at cost. Furthermore, management's long-term compensation is based, in part, on maintaining leverage below this target ratio. At December 31, 2002, the Company's ratio of total debt to investment in hotel properties, at cost, as defined by the Company, was 37%. Additionally, the Company's ratios of debt to EBITDA and EBITDA to interest expense for the year ended December 31, 2001 were 4.4x and 2.6x, respectively.

        Disciplined Capital Rationing.    The Company is committed to a selective acquisition strategy which entails acquiring properties only if they meet at least one of the Company's specific criteria and can be purchased at reasonable multiples to historical cash flow. As a result, the Company has achieved modest returns on investments on the Company's hotel properties. For the years ended December 31, 2002, 2001 and 2000, the un-leveraged return on investment for our comparable hotels was 8.7%, 11.3% and 13.4%, respectively. Based upon the Company's 37% to 40% leverage and its 7.8% to 8.5%

average borrowing costs in those years, the Company's leveraged return on investment was 8.8%, 13.4% and 16.8%, respectively.

        Favorable Corporate Structure.    As a result of the RMA, effective January 1, 2001, the Company was able to terminate its operating leases and management contracts with subsidiaries of Hilton, and establish the TRS Lessees, which currently lease 52 of our hotels. This TRS structure enables us to directly oversee the management of these hotels without an intermediate third-party lessee. The new TRS structure also allows the Company to retain the operating profits or losses from the hotels in the TRS lessee structure and provides the Company with the following advantages when compared to the Company's prior third-party lessee structure:

  •
  more control over the daily operations of these hotels;

  •
  benefits from cost efficiencies or ancillary revenues generated at these hotels;

  •
  benefits from hotels no longer being encumbered by long-term third-party leases;

  •
  favorable management agreements; and

  •
  financial statements that more clearly depict the Company's hotel operations.

        Experienced Senior Management.    The senior management team is comprised of three executive officers with complementary skills and extensive experience in the hotel industry and various other areas of real estate. Robert M. Solmson, the Company's Chairman of the Board and Chief Executive Officer, founded the Company in 1993 and has been actively involved in the real estate and hotel businesses since 1974. Randy L. Churchey, the Company's President and Chief Operating Officer since November 1999, previously served as the Chief Financial Officer for FelCor Lodging Trust Incorporated and prior to that held various positions with Coopers & Lybrand, L.L.P. Kevin M. Luebbers, the Company's Executive Vice President and Chief Financial Officer, joined RFS in July 2000 from Hilton Hotels Corporation, where he most recently served as Senior Vice President of Planning and Investment Analysis.

Business Strategy

        The principal features of the Company's business strategy are outlined below:

        Actively Manage the Portfolio of Assets.    The Company seeks to increase operating cash flows through aggressive asset management. The Company applies its asset management and investing expertise to the renovation, redevelopment and rebranding of its existing hotels and the maintenance of strong strategic relationships with its brand owners and managers. Over the past five fiscal years, the Company has spent approximately $101 million upgrading, renovating and redeveloping existing hotels in order to enhance their competitive position and improve cash flow. Recent examples of this strategy include:

  •
  an $11 million renovation and conversion of the 234-room San Francisco Fisherman's Wharf hotel from a Ramada Plaza to a Hilton;

  •
  a $4.5 million, 40-room addition to the Beverly Heritage hotel in Milpitas, California;

  •
  the conversion of the Sunnyvale, California hotel from a Four Points by Sheraton to a Sheraton;

  •
  the renovation and conversion of the Clayton, Missouri hotel from a Holiday Inn to a Sheraton; and

  •
  the conversion of the Birmingham, Alabama hotel from a Sheraton to a Hilton.

        Maintain Strong Brand Affiliations.    All but two of the Company's hotels operate under franchises from national hotel brands. Franchised hotels typically have higher levels of occupancy and average daily rates than non-franchised hotels due to access to the national reservation systems and marketing provided by these franchisors. For the year ended December 31, 2002, the Company generated 95% of its EBITDA from hotels under franchise by four of the largest and most well-respected hotel franchisors: Marriott (Residence Inn, Courtyard by Marriott, TownePlace Suites by Marriott), Hilton (Hilton, Doubletree, Hampton Inn, Homewood Suites by Hilton), Starwood (Sheraton and Four Points by Sheraton) and Six Continents (Holiday Inn and Holiday Inn Express).

        Make Selective Acquisitions.    Over the past several years, the Company believed that acquisition prices were not attractive by historical standards and generally offered cash returns below the Company's cost of capital; as a result, the Company reduced its acquisition activity. The Company believes that the current acquisition environment may become more favorable because an increasing number of owners are seeking liquidity events and many potential buyers are focused on integrating past acquisitions and reducing debt levels. The Company intends to focus its acquisition strategy primarily on hotels consistent with its current hotel portfolio, diversified by brand, geography and market segment.

        Divest Non-Core Properties.    The Company continues to modify its portfolio by selectively divesting hotels that are not consistent with its long-term investment objectives, particularly limited service hotels located in smaller markets. The Company intends to continue to selectively divest hotels that:

  •
  may offer limited earnings growth;

  •
  may suffer adverse changes in their local markets; or

  •
  may not offer attractive returns on required additional capital investments.

        Over the past five years, the Company has sold 11 non-core properties for approximately $65.1 million.

Financing

        The Company believes there is a competitive advantage in limiting the use of leverage and preserving a conservative capital structure. The Company is committed to maintaining financial flexibility, which the Company believes may allow it to pursue selective acquisitions and attractive renovation, rebranding and redevelopment opportunities. As part of this commitment, the Company's board of directors presently has a policy limiting the amount of total debt the Company will incur to an amount not in excess of 45% of its investment in hotel properties, at cost, as defined. Furthermore, management's long-term compensation is based, in part, on maintaining leverage below this target ratio. At December 31, 2002, the company's ratio of total debt to investment in hotel properties, at cost, as defined, was 37%. Additionally, the Company's ratios of debt to EBITDA and EBITDA to interest expense for the year ended December 31, 2001 were 4.4x and 2.6x, respectively.

        The interest rate on the $140 million Line of Credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined in the Line of Credit agreement). The average interest rate on outstanding contracts under the Line of Credit was approximately 3.9% at December 31, 2002, including the current LIBOR spread of 250 basis points. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at December 31, 2002 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

        On February 26, 2002, the Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Partnership and are guaranteed by RFS and certain of its subsidiaries. The senior notes contain covenants that could, among other things, restrict RFS's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations. The Partnership was in compliance with these covenants at December 31, 2002. Net proceeds from the issuance of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Partnership expensed $1.4 million in unamortized debt costs. See Notes 4 and 12 to the Consolidated Financial Statements for additional detail regarding the senior notes and the guarantors thereof.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At December 31, 2002 and 2001, approximately 98% and 96% of RFS' debt is fixed at an average interest rate of 8.7% and 7.7%, respectively.

        The Company believes that it maintains a conservative dividend policy. Based on 2002 results, the Company's dividend payout ratio was approximately 75% (dividends paid to common shareholders divided by funds from operations) and the dividend coverage ratio was 1.3x (funds from operations divided by dividends paid to common shareholders).

Competition

        Substantially all of the Hotels are located in developed areas that include other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate and revenue per available room of the Hotels. New, competing hotels may be opened in the Company's markets, which could materially and adversely affect hotel operations.

Employees

        At December 31, 2002, the Company had a total of 23 employees. Robert M. Solmson, (age 55), Chairman of the Board and Chief Executive Officer, Randy L. Churchey, (age 42), President and Chief Operating Officer, Kevin M. Luebbers, (age 36), Executive Vice President and Chief Financial Officer, and Craig T. Hofer (age 43), Vice President and Chief Information Officer each have employment agreements with the Company. Information with respect to these employment agreements is incorporated by reference to the RFS Proxy Statement.

        All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged to operate the hotels and are not the Company's employees. Should there be an employee disruption at any of the third party management companies, i.e. a strike, this could have a significant impact on the Company's operations.

Tax Status

        The Company has operated and intends to continue to operate so as to qualify as a REIT under the federal income tax laws. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. There are no controlling authorities that deal specifically with many tax issues affecting a REIT that owns hotel properties. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.

        New regulations, administrative interpretations or court decisions could adversely affect the Company's qualification as a REIT or the federal income tax consequences of such qualification. If RFS were to fail to qualify as a REIT in any taxable year, it would not be allowed a deduction for distributions to shareholders in computing our taxable income. It also would be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, RFS also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to shareholders would be reduced for each of the years involved. Although RFS currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors, with the consent of a majority of the shareholders, to revoke the REIT election.

        Under the RMA, commencing January 1, 2001, the Company may now own up to 100% of the stock of one or more taxable REIT subsidiaries ("TRS"). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to the Company, and perform activities unrelated to the Company's tenants, such as third-party management, development, and other independent business activities. Overall, no more than 20% of the value of the Company's assets may consist of securities of one or more TRSs.

        Under the RMA, a TRS is permitted to lease hotels from the Company as long as the hotels are operated on behalf of the TRS by a third-party hotel manager who satisfies the following requirements:

  •
  such manager is, or is related to a person who is, actively engaged in the trade or business of operating "qualified lodging facilities" for any person unrelated to the Company and its TRS;

  •
  such manager does not own, directly or indirectly, more than 35% of RFS's stock;

  •
  no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of RFS's stock; and

  •
  the Company does not directly or indirectly derive any income from such manager.

        The RMA limits the deductibility of interest paid or accrued by a TRS to RFS to assure that the TRS is subject to an appropriate level of corporate taxation. The RMA also imposes a 100% excise tax on transactions between a TRS and the Company or its tenants that are not conducted on an arm's-length basis.

Cautionary Factors That May Affect Future Results

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed under "Business—Risk Factors" or implied by such forward looking statements. Readers should specifically consider the various factors identified in this report and in any other documents filed by the Company with the Securities and Exchange Commission that could cause actual results to differ. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Risk Factors

Risks Related to the Company and the Conduct of Business

Current geo-political uncertainty as well as the weak economy have adversely impacted the hotel industry generally, and the Company has experienced an adverse effect on its results of operations and financial condition. These trends may continue to impact the Company into the foreseeable future.

        Prior to September 11, 2001, revenue per available room began to decline as a result of the slowing economy, particularly the Company's hotels in San Francisco and Silicon Valley. The terrorist attacks of September 11, 2001, the current geo-political uncertainty related to potential conflicts with Iraq and North Korea, the continued terrorist threats, and the effects of a weak economy have led to a substantial reduction in business and leisure travel throughout the United States and industry revenue per available room generally. 2002 marked the second consecutive year in which revenue per available room has declined year over year. While revenue per available room has improved sequentially during each quarter of 2002 as compared to 2001 (down 16.6% in the first quarter, 10.6% in the second quarter, 4.1% in the third quarter and 1.6% in the fourth quarter), revenue per available room may continue to decline. The Company cannot predict the extent to which the current geo-political uncertainty will continue to directly or indirectly impact the hotel industry or the Company's operating results in the future. Continued lower revenue per available room at the Company's hotels could have an adverse effect on its results of operations and financial condition, including the Company's ability to remain in compliance with debt covenants, fund capital improvements and renovations at its hotels and the ability to make dividend payments necessary to maintain the REIT tax status. Additional terrorist attacks or war could have further material adverse effects on the hotel industry and the Company's operations.

TRS lessee structure subjects the Company to the risk of increased hotel operating expenses.

        Prior to January 1, 2001, substantially all of the Company's hotels were leased to third-parties under leases providing for the payment of rent based, in part, on revenues from the Company's hotels. Accordingly, operating risks were essentially limited to changes in hotel revenues and to the lessees' ability to pay the rent due under the leases. In addition to the ownership expenses previously borne by the Company, the Company is now subject to the risks of increased hotel operating expenses for the 52 hotels now in the Company's TRS lessee structure, including but not limited to:

  •
  wage and benefit costs;

  •
  repair and maintenance expenses;

  •
  energy costs, which have increased significantly in recent months, especially at the California hotels;

  •
  the costs of liability insurance; and

  •
  other operating expenses.

        Increases in these operating expenses can have a significant adverse impact on the Company's earnings and cash flow.

Uninsured and underinsured losses might have an adverse effect on the Company's financial condition.

        The Company maintains comprehensive insurance on each of its hotels, including liability, fire and extended coverage, of the type and amount the Company believes is customarily obtained for or by hotel owners. All 10 of the Company's hotels in California are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under building codes which were less stringent with regard to earthquake related requirements. An earthquake could render significant uninsured damage to the hotels. Additionally, areas in Florida, where seven of the company's hotels are located, may experience hurricane or high-wind activity. The Company has earthquake insurance policies on its hotels in California and wind insurance policies on certain of its hotels located in Florida. However, various types of catastrophic losses, like earthquakes and floods may not be fully insurable or may not be economically insurable. With respect to the hotels in California, in addition to the applicable deductibles under the earthquake insurance policies, the Company is self-insured for the first $7.5 million per earthquake. The Company also maintains terrorism insurance, which the Company believes currently insures against losses resulting from a terrorist attack. In the event of a substantial loss, insurance coverage may not be able to cover the full current market value or replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Company's ability to replace or renovate a hotel after it has been damaged or destroyed.

Hotel concentration in certain states, particularly California, subjects the Company to operating risks.

        For the year ended December 31, 2002, approximately 59% of the Company's EBITDA came from its hotels located in California (30%), Florida (10%), Texas (9%), Michigan (5%) and Illinois (5%). Adverse events in these areas, such as economic recessions or natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in these areas. The Company's geographic concentration also exposes it to risks of oversupply and competition in its principal markets. Each of the Company's hotels competes with other hotels in its market area. A number of additional hotel rooms will continue to be built in the markets in which the Company's hotels are located, which could result in too many hotel rooms in those regions. Significant increases in the supply of hotel rooms without corresponding increases in demand can have a severe adverse effect on the Company's business, financial condition and results of operations.

        The San Francisco Bay Area, including Silicon Valley, has suffered an economic downturn related to the decline in the technology and Internet related markets. In particular, revenues at the Company's four hotels in Silicon Valley and two hotels in San Francisco have been adversely impacted by the slowing economy and by recent job reductions in the technology and Internet sectors. As a result of the continued weak economy and geo-political uncertainty, while the Company's entire hotel portfolio was adversely impacted, the northern California hotels were particularly affected. Revenue per available room at the Company's five comparable hotels in northern California (excludes the Hotel Rex in San Francisco which is currently closed for earthquake retrofit and renovation), consisting of one hotel in San Francisco and four hotels in Silicon Valley, experienced an average decline in revenue per available room of 22.3% for the year. Excluding the five comparable northern California hotels, revenue per available room declined 5.1% for the year. For the year ended December 31, 2002, the Company received approximately 30% of its EBITDA from hotels in portions of California, including Silicon Valley (13%), Los Angeles (8%), Sacramento (3%), San Diego (3%) and San Francisco (3%).

        Also, California faced an energy crisis during 2001 that significantly increased energy costs at the 10 California hotels, although the impact was somewhat offset through the Company's ability to collect energy surcharges in California. While this energy crisis was resolved, if California experiences another energy crisis, and the Company cannot adequately pass its increased costs to customers through energy surcharges or otherwise, or the state's economy, particularly Northern California, continues to experience decreasing occupancy rates, revenue per available room, average daily rate ("ADR") or other industry fundamentals, it could have a material adverse effect on the Company's business, financial condition and results of operation.

Reliance on third-party management companies to operate the Company's hotels and a change in these management companies may be costly and disruptive to the Company's operations.

        Under the REIT Modernization Act, in order for us to continue to qualify as a REIT, the Company's hotels must be managed by third-parties. Under the terms of the management agreements, the Company's ability to participate in operating decisions regarding the hotels is limited. Flagstone and four other unrelated third-parties currently manage all of the Company's hotels. These property managers presently control the daily operations of the hotels. The Company depends on these managers to adequately operate its hotels as provided in the management agreements. Even if the company believes that its hotels are not being managed efficiently or in a manner that results in satisfactory occupancy rates, revenue per available room or ADR, the Company may not be able to force the management company to change the way it operates the Company's hotels in a timely manner. Additionally, in the event that the Company needs to replace any of its management companies, particularly Flagstone, which manages 50 of the 57 hotels, the Company may experience significant disruptions at its hotels and in its operations and decreased occupancy. Furthermore, because the Company must have third-party managers to maintain its REIT status, it may be forced to enter into new management agreements on terms that the Company believes are unfavorable or less favorable than the terms of the Company's current agreements. Any of the foregoing, may result in a material adverse effect on the Company's business, financial condition and results of operations.

Compliance with requirements of franchise agreements.

        Most of the Company's hotels are operated under a franchise license. Each license agreement requires that the licensed hotel be maintained and operated in accordance with certain standards and requires the Company to pay a variety of franchise related fees to the franchisors. The franchisors also may require substantial improvements to the Company's hotels, for which the Company would be responsible, as a condition to the renewal or continuation of these franchise licenses.

        If a franchise license terminates due to the Company's failure to make required improvements or to otherwise comply with its terms, the Company may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. Although the Company has never had a franchise agreement terminated by a franchisor, the loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on its business, financial condition and results of operations.

The Company may not be able to successfully implement its selective acquisition and disposition strategy or fully realize the benefit of its strategy.

        One of the Company's key strategies includes the acquisition of attractive hotel properties. However, the Company competes for hotel acquisitions with entities that have substantially greater financial and other resources and a lower cost of capital than the Company. These entities generally may be able to accept more risk than the Company can manage wisely and may be able to pay higher acquisition prices than the Company is willing to pay. This competition may generally limit the number of suitable investment opportunities offered to the Company. This competition may also increase the bargaining power of property owners seeking to sell to the Company, making it more difficult for the Company to acquire new properties on attractive terms. Furthermore, in recent years, the Company believes that acquisition prices were not attractive by historical standards and the Company reduced its acquisition activity accordingly. While the Company believes that the hotel acquisition market has recently become more favorable, there can be no assurance that a sufficient number of attractive properties, both in terms of price and quality, will be available for acquisition or that the Company will ultimately be able to acquire those hotel properties on favorable terms.

        Additionally, the Company's strategy includes continually shifting its portfolio by selectively divesting limited service hotels which are not consistent with the Company's long-term investment horizon, particularly those in smaller markets. As with acquisitions, the Company faces competition for buyers of its hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that the Company would be unable to accept. If the Company cannot find buyers for its non-core properties, it will not be able to implement its divestiture strategy.

        In the event that the Company cannot fully execute its acquisition and divestiture strategy or realize the benefits therefrom, it may not be able to grow its business, EBITDA or cash flow.

The Company may be unable to adequately finance or fully realize the anticipated benefits of its renovations.

        As part of the Company's internal growth strategy, it regularly renovates, redevelops and, in certain cases, re-brands its hotels. In addition, the franchisors require the Company to make periodic capital improvements as a condition to keeping the franchise licenses. During 2000, 2001 and 2002, the Company spent approximately $32.6 million, $18.0 million and $14.6 million, respectively, on capital improvements to its hotels. The Company expects to spend approximately $11.7 million on capital improvements to its hotels in 2003. The Company's current indebtedness, as well as its senior notes, will restrict its ability to finance proposed capital expenditures, which may cause the Company to delay, alter materially or abandon planned capital improvements and renovations. In addition to the difficulties with financing these projects discussed above, renovations also give rise to the following risks:

  •
  possible environmental problems;

  •
  construction cost overruns and delays;

  •
  uncertainties as to market demand or a loss of market demand after renovations have begun; and

  •
  displacement of room revenues due to rooms being out of order.

        If the completion of renovation projects is significantly delayed, operating results could be adversely affected. In addition, no assurance can be given that recently completed and ongoing improvements will achieve the results anticipated when the Company made the decision to invest in the improvements.

Risks Related to the Hotel Industry

The Company is subject to the risks of hotel operations.

        The Company has invested only in hotel-related assets, and its hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  •
  competition from other hotels;

  •
  increases in supply of hotel rooms that exceed increases in demand;

  •
  increases in energy costs and other travel expenses that reduce business and leisure travel;

  •
  reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

  •
  adverse effects of declines in general and local economic activity;

  •
  adverse effects of a downturn in the hotel industry; and

  •
  risks generally associated with the ownership of hotels and real estate, as discussed below.

A continued industry fundamental downturn could adversely affect results of operations.

        According to Smith Travel Research, for all U.S. hotels, industry revenue per available room experienced year over year decreases of approximately 2.0% and 6.9% in 2002 and 2001, respectively, and is expected to increase slightly in 2003.

        If the Company is unable to sustain appropriate levels of revenue per available room, its operating margins may deteriorate, and it may be unable to execute its business plan, including the selective acquisition of hotel properties. In addition, if this downward trend continues, the Company may be unable to continue to meet its debt service obligations as they become due or to obtain necessary additional financing.

Seasonality of the hotel business can be expected to cause quarterly fluctuations in revenues.

        The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues. Quarterly financial results also may be adversely affected by factors outside the Company's control, including weather conditions and poor economic factors. As a result, the Company may have to enter into short-term borrowing in the first and fourth quarters in order to offset these fluctuations in revenues and to make distributions to its shareholders.

The Company will also encounter risks that may adversely affect real estate ownership in general.

        The Company's investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

  •
  adverse changes in general or local economic or real estate market conditions;

  •
  changes in zoning laws;

  •
  changes in traffic patterns and neighborhood characteristics;

  •
  increases in assessed valuation and tax rates;

  •
  increases in the cost of property insurance;

  •
  governmental regulations and fiscal policies;

  •
  the potential for uninsured or underinsured property losses;

  •
  the impact of environmental laws and regulations; and

  •
  other circumstances beyond our control.

        Moreover, real estate investments are relatively illiquid, and the Company may not be able to vary its portfolio in response to changes in economic and other conditions.

Compliance with environmental laws may adversely affect the Company's financial condition.

        The Company's hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the owner of a contaminated property to clean up the property, even if the owner did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, like a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. Furthermore, decisions by courts have established that third-parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he suffers injury from the asbestos.

        The Company could be responsible for the costs discussed above, if one or more of its properties are found to be contaminated. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distribution to our shareholders. To determine whether any costs of this nature may be incurred, the Company commissioned Phase I environmental site assessments, or ESAs, before it acquired hotels. These studies typically include a review of historical information and a site visit but not soil or groundwater testing. The Company obtained the ESAs to help identify whether it might be responsible for cleanup costs or other environmental liabilities. The ESAs on the Company's hotels did not reveal any environmental conditions that are likely to have a material adverse effect on the Company's business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, the Company may have material environmental liabilities of which it is unaware.

        The Phase I ESA for the Hampton Inn—Airport in Indianapolis, indicated that the hotel disposes of approximately 10% of its solid waste at a facility that is a state Superfund site. Such a site may be subject to investigation and remediation under the federal and state Superfund laws, and persons that sent hazardous substances to the site may be jointly and severally liable for the costs of the work. The Phase I ESA report states that solid waste from the Indianapolis hotel was disposed into a domestic waste cell of the facility. A state official informed the engineering firm conducting the Phase I ESA that this domestic waste cell is segregated by a containment structure and is adjacent to, but not part of, the Superfund site. The Phase I audit did not indicate that the Indianapolis hotel has arranged for the disposal of any hazardous substances at this facility. If the Indianapolis hotel in fact arranged for such disposal, however, it could be found liable for at least a part of any response costs.

Compliance with the Americans with Disabilities Act may adversely affect our financial condition.

        Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. The Company believes that its hotels substantially comply with the requirement of the Americans with Disabilities Act. However, a determination that the hotels are not in compliance with that Act could result in liability for both governmental fines and damages to private parties. If the Company were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act, it could adversely affect the Company's ability to pay its obligations.

Risks Related to RFS's Qualification as a REIT Under U.S. Tax Laws

The federal income tax laws governing REITs are complex.

        RFS has operated and intends to continue to operate in a manner that is intended to qualify it as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complicated and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, RFS cannot be certain that it has been or will continue to be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of qualification as a REIT.

Failure to make required distributions would subject RFS to tax.

        In order to qualify as a REIT, each year RFS must pay out to its shareholders at least 90% of its taxable income, other than any net capital gain. To the extent that RFS satisfies the distribution requirement, but distributes less than 100% of its taxable income, RFS will be subject to federal corporate income tax on its undistributed taxable income. In addition, RFS will be subject to a 4% nondeductible excise tax if the actual amount that it pays out to its shareholders in a calendar year is less than a minimum amount specified under federal tax laws. RFS's only source of funds to make such distributions comes from distributions that it receives from the Operating Partnership. Accordingly, RFS may be required to borrow money or sell assets to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. This risk may be intensified because the Company's current indebtedness restricts its ability to borrow money and sell assets, even if necessary to make distributions to maintain RFS's REIT status.

Failure to qualify as a REIT would subject RFS to federal income tax.

        If RFS fails to qualify as a REIT in any taxable year, RFS would be subject to federal income tax on its taxable income. RFS might need to borrow money or sell hotels in order to pay any such tax. If RFS ceases to be a REIT, RFS no longer would be required to distribute most of its taxable income to its shareholders. Unless RFS's failure to qualify as a REIT were excused under federal income tax laws, it could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify.

The formation of the TRS Lessees will increase the Company's overall tax liability.

        Effective January 1, 2001, the Company formed the TRS Lessees, which currently lease 52 of our hotels. The TRS Lessees are subject to federal and state income tax on their taxable income, which consists of the revenues from the hotels leased by the TRS Lessees net of the operating expenses for such hotels and rent payments. Accordingly, although the formation of the TRS Lessees allows the Company to participate in the operating income from the hotels in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of the TRS Lessees is available for distribution to the shareholders as dividends.

Ownership Limitation

        In order for RFS to maintain its status as a REIT, no more than 50% in value of its outstanding stock may be owned (actually or constructively under the applicable tax rules) by five or fewer persons during the last half of any taxable year. The RFS Charter prohibits, subject to certain exceptions, any person from owning more than 9.9% (determined in accordance with the Internal Revenue Code and the Securities Exchange Act of 1934, as amended) of the number of outstanding shares of any class of its capital stock. The RFS Charter also prohibits any transfer of its capital stock that would result in a violation of the 9.9% ownership limit, reduce the number of stockholders below 100 or otherwise result in RFS failing to qualify as a REIT. Any attempted transfer in violation of the Charter prohibitions will be void and the intended transferee will not acquire any right in the shares resulting in such violation. RFS has the right to take any lawful action that it believes necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve its status as a REIT, including refusing to recognize any transfer of capital stock in violation of its Charter.

        If a person holds or attempts to acquire shares in excess of RFS' ownership and transfer restrictions, these shares will be immediately designated as "shares-in-trust" and transferred automatically and by operation of law, in trust, to a trustee designated by RFS. The trustee will have the right to receive all distributions on, to vote and to sell these shares. The holder of the excess shares will have no right or interest in these shares, except the right (under certain circumstances) to receive the lesser of: (i) the proceeds of any sale of these shares by the trustee to a permitted owner and (ii) the amount paid for these shares (or the market value of these shares, determined in accordance with the Charter, if the shares were received by gift, bequest or otherwise without payment). Accordingly, the record owner of any shares designated as shares-in-trust would suffer a financial loss if the price at which these shares are sold to a permitted owner is less than the price paid for these shares.

Available Information

        The Company's internet website is www.rfshotel.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on the Company's website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Item 2. Properties

        The following sets forth information regarding the Company's hotels as of, and for the year ended December 31, 2002. Those properties that are encumbered by the Line of Credit or other mortgages are identified in Schedule III, which is filed herewith. Pursuant to management agreements between the TRS Lessees and Flagstone, Flagstone manages 50 of the Company's 57 hotels. As indicated below, the remaining seven hotels are leased to or managed by other hotel management companies.

			Year Ended December 31, 2002
	Date Opened	Number of Rooms	Room Revenue	RevPAR
			(in thousands)
Full Service
Beverly Heritage
Milpitas, California	1988	237	$4,437	$51.29
Doubletree
San Diego, California	1990	221	5,805	71.96
Hilton
San Francisco, California	1976	234	8,130	95.19
Holiday Inn
Crystal Lake, Illinois	1988	197	4,370	60.78
Louisville, Kentucky	1970	169	2,778	45.03
Lafayette, Louisiana	1983	242	4,027	45.59
Flint, Michigan	1990	171	3,747	60.03
Columbia, South Carolina	1969	175	2,998	46.93
Hotel Rex
San Francisco, California (1)	1912	94	2,418	80.90
Four Points by Sheraton
Bakersfield, California	1983	198	3,836	53.08
Pleasanton, California	1985	214	5,288	67.69
Sheraton
Birmingham, Alabama	1984	205	3,792	50.67
Milpitas, California	1988	229	6,678	79.89
Sunnyvale, California	1980	173	5,471	86.65
Clayton, Missouri	1965	257	6,385	68.07

Full Service Total/Average		3,016	$70,160	$63.99

Extended Stay
Homewood Suites by Hilton
Chandler, Arizona	1998	83	$1,847	$60.98
Residence Inn by Marriott
Sacramento, California	1987	176	5,135	79.93
Torrance, California	1984	247	7,732	85.76
Wilmington, Delaware	1989	120	3,629	82.85
Jacksonville, Florida (2)	1997	120	2,934	66.98
Orlando, Florida	1984	176	4,324	67.31
West Palm Beach, Florida (2)	1998	78	2,126	74.66
Atlanta, Georgia	1987	128	2,759	59.05
Ann Arbor, Michigan	1985	114	3,251	78.14
Kansas City, Missouri	1987	96	2,297	65.56
Charlotte, North Carolina (1)	1984	116	1,986	46.91
Fishkill, New York	1988	137	5,817	117.06
Warwick, Rhode Island	1989	96	3,563	101.68
Ft. Worth, Texas	1983	120	3,692	84.30
Tyler, Texas	1985	128	2,652	56.77
TownePlace Suites by Marriott
Miami Lakes, Florida (2)	1999	95	1,621	46.76
Miami West, Florida (2)	1999	95	1,500	43.25
Fort Worth, Texas	1998	95	1,703	49.11

Extended Stay Total/Average		2,220	$58,568	$72.31

Limited Service
Comfort Inn
Marietta, Georgia	1989	184	$2,449	$36.47
Courtyard
Flint, Michigan	1996	102	2,081	55.90
Hampton Inn
Chandler, Arizona	1997	101	1,621	43.97
Sedona, Arizona	1997	56	1,319	64.55
Denver, Colorado	1985	138	1,557	30.91
Lakewood, Colorado	1987	150	1,929	35.24
Ft. Lauderdale, Florida	1986	122	2,129	47.81
Jacksonville, Florida (2)	1998	118	2,542	59.01
Indianapolis, Indiana	1994	131	2,805	58.66
Bloomington, Minnesota	1994	135	2,774	56.29
Minnetonka, Minnesota	1990	127	1,921	41.44
Hattiesburg, Mississippi	1988	154	2,354	41.87
Lincoln, Nebraska	1983	111	1,827	45.09
Omaha, Nebraska	1985	129	2,114	44.90
Oklahoma City, Oklahoma	1986	134	2,379	48.64
Tulsa, Oklahoma	1986	148	1,871	34.63
Memphis, Tennessee	1992	120	1,958	44.70
Laredo, Texas	1995	119	2,995	68.48
Houston, Texas	1996	119	2,099	48.33
Holiday Inn Express
Arlington Heights, Illinois	1989	125	1,960	42.95
Downers Grove, Illinois	1984	123	1,811	40.33
Bloomington, Minnesota	1987	142	2,851	55.00
Austin, Texas	1992	125	1,730	37.93
Wauwatosa, Wisconsin	1984	122	2,276	72.19

Limited Service Total/Average		3,035	51,352	46.34

Portfolio Total/Average		8,271	$180,080	$59.74

(1)
This hotel is managed by a third-party management company pursuant to a management agreement between the TRS lessee and the management company.

(2)
This hotel is leased to a third party lessee pursuant to a long-term percentage lease which provides for fixed base rent and percentage rent based on the revenues of the hotels.

Item 3. Legal Proceedings

        There is no litigation pending or known to be threatened against the Company or affecting any of its hotels other than claims arising in the ordinary course of business or which are not considered to be material. Furthermore, most of such claims are substantially covered by insurance. The Company does not believe that any claims known to it, individually or in the aggregate, will have a material adverse effect on it, without regard to any potential recoveries from insurers or other third parties.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the RFS shareholders between October 1, 2002 and December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

(a) Market Information

        RFS' Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "RFS". The Series B Preferred shares and the Operating Partnership units are not publicly traded, and accordingly, there is no established public trading market for such securities. The following table sets forth for the indicated periods the high and low sale prices for the Common Stock, as traded on such exchange and the payment of distributions by the Company on its common shares or units and Series B Preferred shares or units for the years ended December 31, 2002 and 2001:

				Distribution Paid per Series B Preferred Share or Unit
	Stock Price		Distribution Paid per Common Share or Unit
	High	Low
2002
First Quarter	$14.85	$11.37	$0.25	$3.125
Second Quarter	15.35	12.18	0.25	3.125
Third Quarter	13.56	10.09	0.25
Fourth Quarter	12.50	10.00	0.25
2001
First Quarter	$14.94	$12.81	$0.385	$3.125
Second Quarter	15.80	13.82	0.385	3.125
Third Quarter	15.79	8.50	0.385	3.125
Fourth Quarter	11.75	9.00	0.100	3.125

(b) Holders

        The number of holders of record of shares of Common Stock was approximately 9,500 as of March 17, 2003. The number of shares outstanding was 28,516,733 as of March 17, 2003. The number of holders of units of the Operating Partnership was approximately 9,500 as of March 17, 2003. The number of units outstanding was 30,938,585 as of March 17, 2003. RFS owns approximately 92% of the Operating Partnership units.

(c) Distributions

        The Company has adopted a policy of paying regular quarterly distributions on its Common Stock and Operating Partnership units, and cash distributions have been paid on the Company's Common Stock and Operating Partnership units each quarter since its inception. On March 3, 2003, the Company's Board of Directors declared a first quarter distribution of $0.25 per common share or unit, payable on March 31, 2003, to holders of record on March 17, 2003.

        Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences for federal tax purposes in the estimated lives used to compute depreciation. The distributions paid per preferred share for the years ended December 31, 2002, 2001 and 2000 were considered 100% ordinary income.

The following table characterizes distributions paid per common share of RFS for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	$	%	$	%	$	%
Ordinary income	$0.13	13.3%	$0.90	71.6%	$1.43	92.8%
Return of capital	0.87	86.7%	0.36	28.4%	0.02	1.3%
Capital gains					0.01	0.3%
Unrecaptured Section 1250 gain					0.08	5.6%

	$1.00	100%	$1.26	100%	$1.54	100%

Item 6. Selected Financial Data

        The following tables set forth selected historical financial data for RFS Hotel Investors, Inc. and RFS Partnership, L.P. that has been derived from the financial statements of RFS and the Operating Partnership and the notes thereto. Such data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto.

SELECTED FINANCIAL DATA
(in thousands, except per share and ratio amounts)

	2002	2001	2000	1999	1998
RFS HOTEL INVESTORS, INC.
Operating Data (1):
Total revenue	$198,898	$220,238	$106,786	$98,809	$95,921
Net income (loss)	(3,788)	(13,729)	30,790	34,990	34,068
Net income (loss) applicable to common shareholders	(7,240)	(11,713)	29,378	33,578	32,656
Diluted earnings (loss) per share	(0.26)	(0.47)	1.20	1.34	1.31
Balance Sheet Data:
Investment in hotel properties, net	593,289	615,562	635,997	651,988	643,019
Total assets	642,655	668,862	673,467	687,242	683,991
Total debt	291,229	301,135	277,431	282,278	272,799
Shareholders' equity	301,219	290,811	348,454	361,283	366,937
Cash Flows Data:
Cash provided by operating activities	36,526	10,466	65,223	66,884	55,092
Cash used by investing activities	(8,139)	(8,642)	(10,843)	(26,580)	(65,932)
Cash provided (used) by financing activities	(32,184)	230	(56,612)	(36,405)	8,723
Other Data:
Recurring funds from operations(2)	36,002	51,229	64,170	63,010	63,030
Weighted average common shares, partnership units and potential dilutive shares outstanding	29,990	27,655	27,127	27,569	27,343
EBITDA(3)	65,912	81,800	90,308	86,116	82,756
Ratio of earnings to fixed charges(4)	0.8x	0.4x	2.4x	2.7x	2.9x
Supplemental ratio of earnings to fixed charges(5)	1.2x	2.0x
Ratio of EBITDA to interest expense	2.6x	3.3x	3.9x	4.4x	4.9x
Ratio of Debt to EBITDA	4.4x	3.7x	3.1x	3.3x	3.4x
Dividends paid per share	1.00	1.255	1.54	1.54	1.51

	2002	2001	2000	1999	1998
RFS PARTNERSHIP, L.P.
Operating Data (1):
Total revenue	$198,898	$220,238	$106,786	$98,809	$95,921
Net income (loss)	(4,432)	(14,886)	34,008	38,610	37,723
Net income (loss) applicable to unitholders	(7,884)	(12,870)	32,596	37,198	36,311
Diluted earnings (loss) per unit	(0.26)	(0.47)	1.20	1.35	1.32
Balance Sheet Data:
Investment in hotel properties, net	593,289	615,562	635,997	651,988	643,019
Total assets	642,655	668,862	673,467	687,242	683,991
Total debt	291,229	301,135	277,431	282,278	272,799
Redeemable limited partnership units, at redemption value	26,702	27,980	33,461	26,779	31,453
Partners' capital	300,522	291,715	349,667	369,947	371,283
Cash Flows Data:
Cash provided by operating activities	36,526	10,466	65,223	66,884	55,092
Cash used by investing activities	(8,139)	(8,642)	(10,843)	(26,580)	(65,932)
Cash provided (used) by financing activities	(32,184)	230	(56,612)	(36,405)	8,723
Other Data:
Recurring funds from operations(2)	36,002	51,229	64,170	63,010	63,030
Weighted average units and potential dilutive units outstanding	29,990	27,655	27,127	27,569	27,343
EBITDA(3)	65,912	81,800	90,308	86,116	82,756
Ratio of earnings to fixed charges(4)	0.8x	0.4x	2.4x	2.7x	2.9x
Supplemental ratio of earnings to fixed charges(5)	1.2x	2.0x
Ratio of EBITDA to interest expense	2.6x	3.3x	3.9x	4.4x	4.9x
Ratio of Debt to EBITDA	4.4x	3.7x	3.1x	3.3x	3.4x
Dividends paid per unit	1.00	1.255	1.54	1.54	1.51

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
RFS HOTEL INVESTORS, INC.
2002:
Operating Data:
Total revenue	$47,277	$53,628	$52,975	$45,018	$198,898
Net income (loss)	(7,548)	3,769	3,330	(3,339)	(3,788)
Net income (loss) applicable to common shareholders	(8,329)	1,098	3,330	(3,339)	(7,240)
Diluted earnings (loss) per share	(0.32)	0.04	0.12	(0.10)	(0.26)
Other Data:
Recurring funds from operations(2)	7,849	11,350	10,449	6,354	36,002
Weighted average common shares, partnership units and potential dilutive shares outstanding	28,353	29,676	30,970	30,928	29,990
Dividends paid per share	0.25	0.25	0.25	0.25	1.00
2001:
Operating Data:
Total revenue	$57,593	$59,864	$54,981	$47,800	$220,238
Net income (loss)	(30,821)	9,641	6,554	897	(13,729)
Net income (loss) applicable to common shareholders	(26,460)	8,859	5,773	115	(11,713)
Diluted earnings (loss) per share	(1.07)	0.35	0.23	0.02	(0.47)
Other Data:
Recurring funds from operations(2)	14,988	16,918	12,414	6,909	51,229
Weighted average common shares, partnership units and potential dilutive shares outstanding	27,468	27,474	27,722	27,694	27,655
Dividends paid per share	0.385	0.385	0.385	0.100	1.255

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
RFS PARTNERSHIP, L.P.
2002:
Operating Data:
Total revenue	$47,277	$53,628	$52,975	$45,018	$198,898
Net income (loss)	(8,343)	3,888	3,650	(3,627)	(4,432)
Net income (loss) applicable to unitholders	(9,124)	1,217	3,650	(3,627)	(7,884)
Diluted earnings (loss) per unit	(0.32)	0.04	0.12	(0.10)	(0.26)
Other Data:
Recurring funds from operations(2)	7,849	11,350	10,449	6,354	36,002
Weighted average units and potential dilutive units outstanding	28,353	29,676	30,970	30,928	29,990
Dividends paid per unit	0.25	0.25	0.25	0.25	1.00
2001:
Operating Data:
Total revenue	$57,593	$59,864	$54,981	$47,800	$220,238
Net income (loss)	(33,268)	10,328	7,148	906	(14,886)
Net income (loss) applicable to unitholders	(28,907)	9,546	6,367	124	(12,870)
Diluted earnings (loss) per unit	(1.06)	0.35	0.23	0.01	(0.47)
Other Data:
Recurring funds from operations(2)	14,988	16,918	12,414	6,909	51,229
Weighted average units and potential dilutive units outstanding	27,468	27,474	27,722	27,694	27,655
Dividends paid per unit	0.385	0.385	0.385	0.100	1.255

(1)
Under the RMA, which became effective January 1, 2001, only five of the Company's hotels are operated under long-term leases with third parties. As such, there is little comparability between the annual financial results for 2001 and prior years.

(2)
The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations ("FFO") as net income (loss) (computed in accordance with generally accepted accounting principles or GAAP), excluding gains (losses) from sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. Recurring FFO represents FFO, as defined by NAREIT, adjusted for significant non-recurring items including lease termination costs, debt extinguishment and swap termination costs, deferred revenue and deferred income taxes. For additional information regarding recurring FFO calculations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and EBITDA."

(3)
The Company computes earnings before interest, taxes, depreciation and amortization (EBITDA) by adding recurring FFO, interest expense, amortization expense, current income taxes and preferred stock dividends. For additional information regarding EBITDA calculations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and EBITDA."

(4)
For the purpose of computing the ratio of earnings to fixed charges, earnings consist of net income plus fixed charges, plus the amortization of capitalized interest and less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, and amortization of loan costs. For the years ended December 31, 2002 and 2001, the ratio of earnings to fixed charges was less than 1:1 and earnings were insufficient to cover fixed charges by $4.3 million and $14.8 million, respectively. The computation of the ratio of earnings to fixed charges is included as Exhibit 12.1 to this Form 10-K.

(5)
The supplemental ratio of earnings to fixed charges is computed the same as described in footnote (4) except that income from continuing operations is adjusted to add back the debt extinguishments and swap termination costs of $10.1 million in 2002 and the Hilton lease termination expense, net of deferred income taxes. The computation of the supplemental ratio of earnings to fixed charges is included as Exhibit 12.1 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

        Certain matters discussed herein may constitute forward-looking statements within the meaning of the federal securities law. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, will and hope or similar expressions. The Company and the Operating Partnership have based these forward-looking statements on their current expectations, estimates and projections about future events and trends affecting the industry and markets in which the Company and the Operating Partnership operate, as well as the financial condition of their business, which may prove to be incorrect. These forward-looking statements relate to future events, future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause the Company and the Operating Partnership's actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. General economic conditions, including the timing and magnitude of recovery from the current economic downturn, future acts of terrorism or war, risks associated with the hotel and hospitality business, the availability of capital, and numerous other factors may affect the Company and the Operating Partnership's future results, performance and achievements. Many of these factors are discussed in detail under "Business—Risk Factors" in this Form 10-K and should be carefully read. Except as required by the federal securities laws, the Company and the Operating Partnership disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report on Form 10-K to reflect any change in the Company and Operating Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Although the Company and the Operating Partnership believe current expectations are based upon reasonable assumptions, the Company and the Operating Partnership can give no assurance that expectations will be attained or that actual results will not differ materially.

General

        RFS is a publicly held hotel real estate investment trust, which at December 31, 2002, owned interests in 57 Hotels with 8,271 rooms located in 24 states and an approximate 92% interest in the Operating Partnership. The Operating Partnership is the issuer of public debt. Because RFS is the issuer of publicly held common stock and the Operating Partnership is the issuer of publicly held debt, both entities are required to file Form 10K's, either separately or combined. This Form 10K represents a combined Form 10K for both RFS and the Operating Partnership. RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company." Unless management's discussion and analysis specifically refers to either RFS or the Operating Partnership, the discussion and analysis is applicable to both RFS and the Operating Partnership as separate registrants.

        In 2002, the Company received 36% of its EBITDA from full service hotels, 37% from extended stay hotels and 27% from limited service hotels. The Company received 59% of its EBITDA in five states: California (30%), Florida (10%), Texas (9%), Michigan (5%) and Illinois (5%).

        The following summarizes additional information for the 57 hotels owned at December 31, 2002:

Franchise Affiliation	Hotel Properties	Rooms/Suites	2002 EBITDA
Full Service Hotels:
Sheraton	4	864	$8,056
Holiday Inn	5	954	7,210
Sheraton Four Points	2	412	3,356
Doubletree	1	221	2,014
Independent	2	331	1,848
Hilton	1	234	1,363

	15	3,016	23,847

Extended Stay Hotels:
Residence Inn by Marriott	14	1,852	21,460
TownePlace Suites by Marriott	3	285	2,220
Homewood Suites by Hilton	1	83	536

	18	2,220	24,216

Limited Service Hotels:
Hampton Inn	17	2,112	12,406
Holiday Inn Express	5	637	3,408
Courtyard by Marriott	1	102	823
Comfort Inn	1	184	813

	24	3,035	17,450

Total	57	8,271	$65,513

(1)
Does not include EBITDA of $399 from the Comfort Inn in Fort Mill, South Carolina, which was sold in November, 2002.

        The following summarizes the number of hotels owned for the periods presented:

	2002	2001	2000
Hotels owned at beginning of years	58	60	62
Sales of hotels	(1)	(2)	(2)

Hotels owned at end of years	57	58	60

        During 2000, the Company sold the 280-room Hawthorn Suites in Atlanta for $20.8 million, resulting in a nominal gain, and the 124-room Hampton Inn in Warren, Michigan for $5.4 million, resulting in a gain on the sale of $0.7 million. Sales proceeds were used to finance a portion of the Hilton lease termination on January 1, 2001.

        During 2001, the Company sold the 131-room Hampton Inn in Plano, Texas for $5.5 million, resulting in a loss on sale of approximately $1.0 million and the 135-room Comfort Inn in Farmington Hills, Michigan for $6.6 million, resulting in a gain on sale of approximately $1.1 million. The net proceeds were used to reduce borrowings under the Company's Line of Credit.

        In 2002, the Company sold the 153-room Comfort Inn in Fort Mill, South Carolina for $3.25 million, resulting in a loss on sale of approximately $3.8 million. The net proceeds were used to reduce borrowings under the Company's Line of Credit.

        At December 31, 2002, the Company leased five hotels to two third-party lessees. Fifty hotels are managed by Flagstone and the remaining seven hotels are managed by four other third-party management companies.

Results of Operations

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

        Revenue decreased 9.7% from $220.2 million to $198.9 million primarily due to the softness in business travel resulting from the lagging economy and the geo-political uncertainty. The continued impact from the economic recession, the geo-political uncertainty and the decline in corporate profits have forced corporations to reduce business travel which has a significant impact on lodging demand. Revenue per available room at our 56 comparable hotels (excludes the Hotel Rex in San Francisco, California which is currently closed for earthquake retrofit and renovation) declined 8.5% due to a 6.1% decline in average daily rate and a decline in occupancy of 1.7 percentage points. The decline in revenue per available room has improved incrementally each quarter of 2002 as compared to 2001 with revenue per available room declining 16.6% in the first quarter, 10.6% in the second quarter, 4.1% in the third quarter and 1.6% in the fourth quarter. Revenue per available room for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 13.9%, 4.6% and 5.0%, respectively.

        As reported by Smith Travel Research, for the year, the San Francisco/San Mateo Metropolitan Service Area ("MSA") was the worst performing MSA of the top 25 markets in the United States in terms of the change in revenue per available room as compared to the prior year with a decline of approximately 17.4%. Furthermore, the San Jose/Santa Cruz MSA in Silicon Valley, which is not one of the top 25 markets as defined by Smith Travel, performed even worse with a change in revenue per available room of approximately 22.0%. The Company's five comparable northern California properties experienced an average decline in revenue per available room of 22.3%. In San Francisco, the Hilton Fisherman's Wharf experienced a decline in revenue per available room of 9.3% for the year, while at our four Silicon Valley hotels, revenue per available room decreased 26.2% for the year. The continued deterioration in year over year revenue per available room in both MSA's was due to the downturn in the technology and telecommunications industries, a weak convention calendar and a lack of business travelers, both domestic and international. Excluding the five comparable northern California properties, revenue per available room declined approximately 5.1%, which compares to the industry's decline of 2.5%, as reported by Smith Travel Research.

        The Company hopes to benefit in the future from the expected decline in new supply growth as predicted by Smith Travel Research, which combined with an economic turnaround may create increased lodging demand for our hotels. This may lead to growth in revenue per available room, net income and dividends. The following shows hotel operating statistics for the 56 comparable hotels for the year ended December 31, 2002.

COMPARABLE HOTELS OPERATING STATISTICS
For The Year Ended December 31, 2002

	ADR		OCCUPANCY		Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2002	Variance vs. 2001	2002	Variance vs. 2001
Full Service	$97.16	(11.6)%	65.4%	(1.7) pts	$63.51	(13.9)%
Extended Stay	94.05	(2.6)%	76.9%	(1.6) pts	72.31	(4.6)%
Limited Service	69.82	(2.3)%	66.4%	(1.9) pts	46.34	(5.0)%

Total	$86.43	(6.1)%	68.9%	(1.7) pts	$59.53	(8.5)%

        The Company's full service hotels, which comprised approximately 36% of trailing twelve month earnings before interest, taxes, depreciation and amortization ("TTM EBITDA"), experienced an average decrease in revenue per available room of 13.9%. This decrease was caused by a year to date decrease in occupancy of 1.7 percentage points and an 11.6% decline in average daily rate. The five comparable northern California hotels previously mentioned make up a substantial portion of these decreases. Excluding the five northern California properties, revenue per available room at the Company's other full service hotels decreased approximately 5.8% for the year. The following six full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room for 2002 averaging approximately 22% (data for the Hotel Rex is through October 31, 2002 as it was closed in November, 2002 for the earthquake retrofit and renovation).

Hotel	Location	Variance vs. 2001
173-room Sheraton	Sunnyvale, CA	(23.3)%
235-room Beverly Heritage	Milpitas, CA	(41.8)%
229-room Sheraton	Milpitas, CA	(23.4)%
214-room Sheraton Four Points	Pleasanton, CA	(14.4)%
234-room Hilton	San Francisco, CA	(9.3)%
94-room Hotel Rex	San Francisco, CA	(22.9)%

        In Silicon Valley, where the Company has four full service hotels, the hotel guests are predominantly domestic and international business travelers. These hotels have been hit the hardest of all hotels in the Company's portfolio because of the lack of business travel. Furthermore, there is little leisure demand for hotels in the Silicon Valley market that would temper the significant drop-off in business travel.

        Conversely, within San Francisco, the Hilton Fisherman's Wharf is driven predominantly by leisure demand, with business travelers and groups making up the balance in room demand. Accordingly, this hotel experienced the smallest decline in revenue per available room among all of the Company's northern California hotels in terms of revenue per available room, as seen above.

        The Hotel Rex at Union Square has shown less improvement in 2002 than the Hilton Fisherman's Wharf. Because of its location within San Francisco at Union Square, this hotel is more reliant on business travelers and city-wide conventions and so it has performed worse than the Hilton Fisherman's Wharf. As such, the Company decided to accelerate the timing of its $1.5 million earthquake retrofit and renovation and closed the hotel in November, 2002. Originally, the Company anticipated performing this renovation in late 2003. The work is required to be performed by early 2005 in order to comply with existing building codes. The Rex will be completely closed from November 2002 to February 2003. Portions of the hotel are being re-opened as completed but the full hotel renovation and retrofit will not be completed until April 2003. The re-opening will coincide with the re-opening of the Moscone Center, where the Convention and Visitors Bureau has begun booking large events into the Center in May 2003. The Company believes that accelerating the renovation to this slow period has enabled it to decrease the Company's renovation and retrofit costs as the lost revenue that will occur due to the hotel's closure is at typically the hotel's slowest period. Also, the Company believes it has been able to aggressively negotiate the terms of the retrofit since the Company feels the costs to complete this type of work will rise as the deadline nears and demand for retrofit work increases.

        The extended stay hotels, which comprised approximately 37% of TTM EBITDA, experienced a decline in revenue per available room of 4.6%. In 2002 this market segment performed the best in terms of revenue per available room versus the prior year. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott, which experienced a decrease in revenue per available room of 5.0%. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly most of the extended stay portfolio, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as drive to markets. These hotels have been less affected by the events of the slowing economy and the geo-political uncertainty with revenue per available room declining 4.2%. The Orlando Residence Inn has experienced a decline in revenue per available room of 12.7%.

        The limited service hotels, which comprised approximately 27% of TTM EBITDA, experienced a decrease in revenue per available room of 5.0%. Seventeen of the twenty-six limited service hotels are Hampton Inns, which experienced a decline in revenue per available room of 3.3%. System-wide revenue per available room at Hampton Inns increased 0.4% for the year, which was the only Hilton brand to show an improvement in revenue per available room from 2001. During the fourth quarter of 2002 and early 2003, the Company completed product improvement plans on sixteen Hampton Inns in our portfolio, which should well position these hotels to better compete for existing business as well as the potential rebound in the hotel industry. Five of the limited service hotels are Holiday Inn Express', which experienced a decline in revenue per available room of 9.4% for the year.

Expenses

        Total operating expenses decreased $70.4 million due primarily to the lease termination expense of $65.5 million in 2001. Excluding lease termination expense, total operating expenses decreased $5.0 million or 2.9% and operating margins (operating income as a percentage of total hotel revenue) decreased 4.8 points to 17.2% from 23.0%, driven by the decrease in revenue of 9.7%. Individual line items comprising hotel operating expenses are discussed below.

        Hotel operating expenses for rooms, food and beverage and other operating departments decreased 5.7% to $49.3 million from $52.3 million; however, as a percentage of total hotel revenue, hotel operating expenses increased to 24.8% in 2002 versus 23.8% in 2001. As occupancy has decreased only slightly, the hotels must incur costs to service these rooms and since this occupancy is now booked at reduced room rates over the prior year, the operating margins continue to deteriorate. Cost reductions that were implemented in 2001 and which continued in 2002 have not fully offset the loss in revenue.

        Property operating costs, which includes complimentary guest services, marketing, energy, operating leases, and other operating costs, decreased $0.2 million or 1.8% due primarily to a decrease in energy costs of $0.4 million or 4.4%. Energy costs have decreased across the portfolio with a substantial portion of the decrease coming from our California properties. Energy costs at the ten California properties decreased $0.2 million or 6.2% for the year. Energy costs in California were higher in the first half of 2001 due to the well-publicized energy crisis in that state.

        Property taxes, insurance and other expenses decreased $0.4 million or 1.8% driven primarily by a decrease in real estate taxes of approximately $0.9 million resulting from reduced assessments through appeals made by the Company and assessor adjustments reflecting the lagging hotel industry. Offsetting the decrease in real estate taxes of $0.9 million are increases in earthquake and property insurance of $0.5 million. Insurance costs continue to rise as a result of rate hardening in the market, modifications of insurance coverage to include terrorist activities and other changes in insurance pricing out of the Company's control. The increase is not due to a deterioration of claims experience or an increase in the value of insured losses, which have been stable.

        Franchise costs decreased $0.6 million or 3.5% due to the decrease in occupied rooms of 55,298 rooms or 2.6%.

        Maintenance and repair costs decreased $0.1 million or 1.0% due to the decreased occupancy previously explained.

        Management fees have decreased $0.8 million or 14.8% due primarily to the decrease in revenues. Management fees have remained flat at 2.5% to 2.6% of total hotel revenue in 2002 and 2001.

        Depreciation increased to $29.8 million from $29.3 million. The Company expected depreciation to increase and level off after the substantial capital expenditures made in prior years.

        Lease termination costs of $65.5 million in 2001 represented the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

        Amortization of franchise fees and unearned compensation is down $0.1 million due to the decrease in the amortization of certain employee restricted stock awards that fully vested in October 2001.

        General and administrative expenses have decreased $0.2 million or 1.0% due primarily to austerity programs implemented in the second and third quarters of 2001 at both the hotels and corporate headquarters aimed at reducing these expenses.

        Debt extinguishment and swap termination costs of $10.1 million are comprised of a yield maintenance premium of $5.5 million to pay off the 1996 CMBS debt, $3.2 million to terminate two interest rate swaps and $1.4 million to write-off the unamortized debt issuance costs related to the 1996 CMBS debt. These costs were incurred in conjunction with the issuance of $125 million senior notes in February 2002.

        Amortization on loan origination costs have increased $0.3 due to the incremental amortization of costs associated with issuance of the $125 million senior notes in February 2002 as compared to the amortization of debt issuance costs related to the 1996 CMBS debt for the same periods in 2001.

        Interest expense increased $0.8 million or 3.2% due to the increase in the year to date weighted average interest rate from approximately 7.9% in 2001 to 8.5% in 2002 and offset by a decrease in the weighted average borrowings outstanding of $15.4 million from $313.6 million in 2001 to $298.2 million in 2002.

        Minority interest in income (loss) of Operating Partnership decreased $0.5 million due to the decrease in the net loss applicable to common shareholders, before minority interest, of $5.0 million.

        Benefit from income taxes decreased $23.6 million as a result of the Hilton lease termination in the first quarter of 2001.

        Discontinued operations represents the earnings (losses) on the Comfort Inn in Fort Mill, South Carolina, which was sold on November 22, 2002 of $0.1 million in 2002 versus a $(0.1) million in 2001 as well as the loss recognized on the sale of the Fort Mill hotel of $3.8 million. Statement of Financial Account Standard No. 144, Accounting for the Impairment of Long-Lived Assets, requires the results of operations of sold hotels to be reported as discontinued operations. See Footnote 8 to the consolidated financial statements for a detail of the revenues and expenses of the sold hotel.

        The 2002 gain on sale of assets relates to the sale of an interest in an unconsolidated partnership of $0.9 million. The 2001 gain relates to the sale of the Comfort Inn in Farmington Hills, Michigan.

Net loss applicable to common shareholders—RFS

        Net loss applicable to common shareholders was $(7.2) million and $(11.7) million in 2002 and 2001, respectively. The $4.5 million decrease in net loss is attributable primarily to the increase in operating income of $49.1 million, offset by the decrease in benefit from income taxes of $23.6 million, the gain on the redemption of the Series A Preferred Stock in 2001of $5.1 million, the loss on redemption of the Series B Preferred Stock in 2002 of $1.9 million, the loss on sale of assets in 2002 of $2.9 million versus a gain of $1.1 million in 2001 and the debt extinguishment and swap termination costs of $10.1 million in 2002.

Net loss applicable to unitholders—Partnership

        Net loss applicable to unitholders was $(7.9) million and $(12.9) million in 2002 and 2001, respectively. The $5.0 million decrease in net loss is attributable primarily to the increase in operating income of $49.1 million, offset by the decrease in benefit from income taxes of $23.6 million, the gain on the redemption of the Series A Preferred Units in 2001 of $5.1 million, the loss on redemption of the Series B Preferred Stock in 2002 of $1.9 million, the loss on sale of assets in 2002 of $2.9 million versus a gain of $1.1 million in 2001 and the debt extinguishment and swap termination costs of $10.1 million in 2002.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        For the year ended December 31, 2000, the Company leased 56 hotels to third parties and reported percentage lease revenue. In connection with the Hilton lease termination transaction, effective January 1, 2001, the Company leased 51 of these hotels to theTRS Lessees. Effective January 1, 2001, the Company also leased four additional hotels, that were not previously leased, to the TRS Lessees. The Company subsequently sold two hotels. As a result of these transactions, the TRS lessees leased 53 hotels and the Company reported hotel operating revenues and expenses with regard to these hotels for the year ended December 31, 2001. Accordingly, the hotel revenues and operating expenses for 2001 are not directly comparable to 2000, where the Company reported only percentage lease revenue from hotels. This discussion does not include the effects of the reclassification of the operating results of the Fort Mill hotel, which is included in earnings (loss) from discontinued operations. Refer to the 2001 10K for the comparable statements of operations.

Revenues

        Total revenue increased $114.5 million over 2000. The increase is principally a result of reporting hotel operating revenues compared to the percentage lease revenue reported in the prior year.

Expenses

        Total operating expenses increased $191.7 million. This increase is associated with reporting hotel operating expenses in 2001.

        Property taxes, insurance and other expenses increased $2.1 million or 19.5%, due primarily to the inclusion of hotel operating costs (liability insurance of $1.0 million and personal property taxes of $0.7 million) in 2001. The remainder of the variance relates to increase in earthquake insurance ($0.3 million), and property insurance ($0.1 million).

        Depreciation increased 8.8% due to the increase in depreciable assets resulting from renovation expenditures at certain of the hotels, including the Hilton San Francisco Fisherman's Wharf.

        The lease termination expenses of $65.5 million represents the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

        Amortization of deferred expenses and unearned compensation increased $0.7 million over 2000 due to stock grants in 2001.

        General and administrative expenses increased $13.1 million due primarily to the inclusion of hotel general and administrative expenses of $15.2 million in 2001, offset by a decrease of $2.1 million in corporate general and administrative expenses. In the second and third quarters of 2001, the Company implemented austerity programs aimed at reducing these expenses as well as hotel operating expenses, which provided a $1.0 million favorable variance versus 2000. In addition, the Company reduced executive bonuses for 2001 by $0.6 million as compared to 2000. The remainder of the variance relates to the first quarter 2000, when the Company wrote off development and due diligence costs for potential projects that the Company decided not to pursue of $0.2 million and incurred severance expense of approximately $0.3 million associated with a former employee.

        Interest expense increased $2.0 million due to a weighted average increase in borrowings of approximately $19.5 million as well as an increase in the weighted average interest rate on borrowings outstanding on the line of credit from 7.6% in 2000 to 7.9% in 2001. In addition, amortization of debt issue costs increased $0.3 million due to the costs incurred to issue new debt in 2000 and complete amendments to the line of credit. Borrowings increased primarily to fund the lease termination costs as well as renovation costs.

        The benefit from income taxes in 2001 relates to the $65.5 million book loss recorded by the TRS Lessees. This loss relates primarily to the lease termination payments.

Net Income (loss) applicable to common shareholders

        Net income (loss) was $(11.7) million in 2001 and $29.4 million in 2000. The $41.1 million reduction in net income (loss) applicable to common shareholders relates primarily to the $65.5 million lease termination expense offset by the related benefit from income taxes of $24.7 million. Included in the net loss applicable to common shareholders in 2001 is a gain of $5.1 million recognized on the redemption of the Series A Preferred Stock.

  Year Ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

        During 2000, revenues primarily consisted of rental income from third-party lessees. As a result of the previously discussed termination of the leases and related agreements with Hilton, beginning January 1, 2001, the consolidated results of operations primarily reflect hotel-related revenues and operating costs. As a result, a comparison of historical results for the year ended December 31, 2001 to the year ended December 31, 2000 would not be as meaningful as a discussion of the actual 2001 results, as reported in the 2001 Form 10-K which has been reclassified in the 2002 Form 10-K, versus 2000 pro forma results. Accordingly, the Company has included a discussion of the actual year ended December 31, 2001 versus a pro forma year ended December 31, 2000. A reconciliation of actual results for 2000 to pro forma results is included in the Form 8-K/A, dated January 1, 2001, filed on March 19, 2001. The pro forma results of operations for the year ended December 31, 2000 assumes that the following occurred on January 1, 2000:

  •
  the termination of the Hilton leases, management contracts and ancillary agreements;

  •
  the formation of TRS Lessees to lease 54 of our hotels (one of which was subsequently sold);

  •
  the implementation of the hotel management agreements between the TRS Lessees and Flagstone;

  •
  the sale of three hotels in 2000;

  •
  the redemption of the Series A Preferred Stock; and

  •
  the issuance of the Series B Preferred Stock.

	Actual 2001	Pro Forma 2000
Revenue:
Rooms	$188,725	$199,934
Food and beverage	17,695	19,693
Other operating departments	9,103	9,804
Lease revenue	5,782	5,877
Other	573	943

Total hotel revenue	221,878	236,251

Hotel operating expenses:
Rooms	37,000	38,195
Food and beverage	13,533	14,489
Other operating departments	2,201	2,287
Undistributed operating expenses:
Property operating costs	22,550	23,047
Property taxes, insurance and other	12,848	11,763
Franchise costs	17,007	16,161
Maintenance and repair	9,741	9,760
Management fees	5,762	5,739
Depreciation	29,605	26,575
Lease termination	65,496
Amortization of deferred expenses and unearned compensation	1,384	674
General and administrative	19,436	21,955

Total operating expenses	236,563	170,645

Operating income (loss)	(14,685)	65,606
Interest expense	26,042	25,463

Income (loss) before minority interest, (gain) loss on sale of hotels, and income taxes	(40,727)	40,143
Minority interests	(1,157)	3,218
(Gain) loss on sale of hotel properties	(1,127)	4,376
Provision for (benefit from) income taxes	(24,714)	2,679

Net income (loss)	(13,729)	29,870
Preferred stock dividends	(3,125)	(3,125)
Gain on redemption of Series A preferred Stock	5,141

Net income (loss) applicable to common shareholders	$(11,713)	$26,745

Revenues

        Revenue decreased 6.1% from $236.2 million to $221.9 million primarily due to the slowing economy exacerbated by the terrorist activities of September 11, 2001. Revenue per available room (RevPAR) at the 56 comparable hotels declined 4.6% due to a decline in occupancy of 3.3 percentage points and a decline in average daily rate of 0.1%. The revenue decline of 6.1% resulted from weak third and fourth quarters where RevPAR at the comparable hotels decreased 12.3% and 15.9%, respectively, promulgated by the significant decline in travel following the terrorist activities. Since the week ended September 22, RevPAR has improved incrementally, albeit at levels well below 2000 levels. RevPAR for the full service, extended stay and limited service hotel portfolios showed decreases in RevPAR of 10.4%, 1.3% and 0.3%, respectively from the comparable 2000 period. The comparable California hotels (9 of 10 hotels excluding the Hilton San Francisco Fisherman's Wharf which was undergoing renovation in 2000) experienced an average RevPAR decrease of 9.9%. Excluding our California hotels, RevPAR decreased 1.8%. California hotels represented 36% of room revenue in 2001. Within California, San Francisco and Silicon Valley generated approximately 22% of room revenue and the economy of this area has deteriorated rapidly in 2001, even prior to the events of September 11, as a result of the dot-com implosion, the well-publicized energy crisis, a weak convention calendar and the poor Japanese economy.

        The following shows hotel operating statistics for the 56 comparable hotels for the year ended December 31, 2001. Excluded from the 56 comparable hotels are the Hilton San Francisco Fisherman's Wharf hotel, which underwent renovation and was converted from a Ramada Plaza in 2000 and the Sheraton Hotel in Birmingham, Alabama, which was undergoing renovation in 2000.

COMPARABLE HOTELS OPERATING STATISTICS
For the Year Ended December 31, 2001

	ADR		OCCUPANCY		Revenue Per Available Room
Hotel Type	2001	Variance vs. 2000	2001	Variance vs. 2000	2001	Variance vs. 2000
Full Service	$108.52	(2.0)%	67.9%	(6.4) pts	$73.73	(10.4)%
Extended Stay	96.55	2.0%	78.5%	(2.7) pts	75.83	(1.3)%
Limited Service	70.91	1.8%	67.4%	(1.4) pts	47.79	(0.3)%

Total	$90.50	(0.1)%	70.7%	(3.3) pts	$63.95	(4.6)%

        The comparable full service hotels (year to date excludes the Hilton San Francisco Fisherman's Wharf and the Sheraton hotel in Birmingham) produced an average RevPAR decrease of 10.4% year to date. The following six full service hotels located in Silicon Valley and San Francisco had RevPAR changes for the year ending December 31, 2001 as follows:

Hotel	Location	RevPAR Change
173-room Sheraton	Sunnyvale, CA	(15.0)%
237-room Beverly Heritage	Milpitas, CA	(18.4)%
229-room Sheraton	Milpitas, CA	(13.1)%
214-room Sheraton Four Points	Pleasanton, CA	(9.4)%
234-room Hilton	San Francisco, CA	(9.6)%
94-room Hotel Rex	San Francisco, CA	(31.0)%

        As explained previously, coupled with the events of September 11, the Silicon Valley and San Francisco markets have declined due to deteriorating economic conditions, particularly in the technology sector, and this adversely affected the operating results of these hotels.

        The extended stay hotels, which comprised approximately 33% of EBITDA, experienced a decline in RevPAR of 1.3%. Fourteen of the 18 extended stay properties are Residence Inns by Marriott, which experienced a decrease in RevPAR of 1.2%. The Company believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly, most of the extended stay hotels, with the exception of our 176-room Residence Inn in Orlando, are in markets that can be categorized as "drive to" markets rather than air travel markets. These hotels have been less affected by the events of

September 11, with RevPAR declines of 11.4% since September 11, as our extended stay hotels have performed with less volatility than many of our full service hotels in a slowing market.

        The limited service hotels, which comprised approximately 25% of EBITDA, experienced a decrease in RevPAR of 0.3%. This market segment performed the best in terms of RevPAR versus the prior year. Seventeen of the 26 limited service hotels are Hampton Inns, which the Company believes is the best upscale limited service brand. These Hampton Inns produced a RevPAR increase of 3.6% from increases in occupancy of 0.2 points and ADR of 3.3%, respectively. These results are due to a combination of a slowing rate of increase in limited service room supply and increased demand resulting from a slowing economy that translated into guests trading down in price point to stay at limited service hotels. Like the extended stay hotels, these hotels have been less impacted by the events of September 11 than full service hotels.

        Food and beverage revenue decreased $2.0 million or 10.1%, directly attributable to the decrease in RevPAR of 10.4% on the full service portfolio. Revenue from other operating departments decreased $0.7 million or 7.1% as a result of fewer guests staying at all of the hotels, where RevPAR decreased 5.6%.

Expenses

        Total operating expenses increased $65.9 million due primarily to the lease termination expense of $65.5 million. Excluding the lease termination expense, operating margins (operating income as a percentage of total hotel revenue) decreased 4.9 points to 22.9% from 27.8%, driven by the decrease in revenue of 6.1%. Individual line items comprising hotel operating expenses are discussed below.

        Hotel operating expenses for rooms, food and beverage and other operating departments decreased 4.1% to $52.7 million from $55.0 million; however, as a percentage of total hotel revenue, hotel operating expenses increased to 23.8% in 2001 versus 23.3% in 2000. The increased percentage was due to the tight labor market conditions which resulted in an increased wage rate, but were partially offset by head count reductions that were made as the economy slowed throughout the year.

        Property operating costs decreased $0.5 million or 2.2% due primarily to a decrease in other capital expenses and operating leases of $1.0 million, offset by an increase in energy costs of 7.3% due primarily to the California energy crisis earlier in the year. At our ten California properties, energy costs rose 15.4%. The Company implemented several initiatives, including the use of high efficiency lighting, to lessen the impact of increased energy costs going forward.

        Property taxes, insurance and other expenses increased $1.0 million or 9.2%, driven primarily by increased costs of all types of insurance, including liability insurance ($0.4 million), earthquake insurance ($0.3 million), and property insurance ($0.1 million). The remainder of the variance ($0.2 million) is attributable to increased personal property taxes resulting from the significant renovations at certain hotels.

        Franchise costs increased $0.9 million or 5.2% due primarily to the brands frequency programs (specifically the Hilton HHonors® program which is now accepted at our Hampton Inns). While these increasing costs are not directly attributable to increased revenues, the Company has seen a beneficial effect on RevPAR at our limited service hotels.

        Depreciation increased 11.4% due to the increase in depreciable assets resulting from capital improvements at certain of our hotels, including the Hilton San Francisco Fisherman's Wharf. As a percentage of hotel revenue, depreciation increased from 11.3% to 13.3%. The Company is substantially finished with major renovations and expects depreciation increases to level off.

        The lease termination costs of $65.5 million represent the expenditures incurred in connection with the termination of the leases, management contracts and related ancillary agreements with Hilton. For accounting purposes, this transaction represented the cancellation of executory contracts and was required to be expensed as incurred.

        Amortization of deferred expenses and unearned compensation increased $0.7 million as a result of stock grants in January 2001.

        General and administrative expenses decreased $2.5 million due primarily to the decrease in corporate general and administrative expenses of $2.1 million to 1.9% from 2.7% of hotel revenue. In the second and third quarters of 2001, the Company implemented austerity programs aimed at reducing these expenses as well as hotel operating expenses, which provided a $1.0 million favorable variance versus 2000. In addition, the Company reduced executive bonuses for 2001 by $0.6 million as compared to 2000. The remainder of the variance relates to the first quarter of 2000, when the Company wrote off development and due diligence costs of $0.2 million for potential projects that the Company decided not to pursue and incurred severance expense of approximately $0.3 million associated with a former employee.

        Interest expense increased $0.6 million or 2.3% due to the increase in the weighted average interest rate on borrowings outstanding on the line of credit from 7.6% in 2000 to 7.9% in 2001. In addition, amortization of debt issue costs increased $0.3 million due to the costs incurred to issue new debt in 2000 and complete amendments to the line of credit.

        The benefit from income taxes in 2001 relates to the $65.5 million book loss recorded by the TRS Lessees relating primarily to the Hilton lease termination.

Net Income (loss) applicable to common shareholders

        Net income (loss) applicable to common shareholders was $(11.7) million in 2001 and $26.7 million in 2000. The $38.4 million reduction in net income (loss) applicable to common shareholders relates primarily to the $65.5 million lease termination expense net of the related benefit from income taxes of $24.7 million. Included in the net loss applicable to common shareholders is a gain of $5.1 million recognized on the redemption of the Series A Preferred Stock from Hilton in 2001.

Funds from Operations and EBITDA

        The Company considers Funds From Operations ("FFO") and EBITDA to be appropriate measures of a REIT's performance that should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

        The National Association of Real Estate Investment Trusts (NAREIT), defines FFO as net income (computed in accordance with generally accepted accounting principles or GAAP), excluding extraordinary items as defined by GAAP, and gains (or losses) from sales of depreciable operating property, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures.

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

        The following details the computation of recurring FFO based on the RFS Consolidated Statement of Operations and Note 8, Discontinued Operations, to the consolidated financial statements for the years ended December 31 (in thousands):

	2002	2001	2000
Net income (loss)	$(3,788)	$(13,729)	$30,790
Minority interest in Operating Partnership	(644)	(1,157)	3,218
Depreciation (1)	30,080	29,605	27,198
Debt extinguishment and swap termination costs	10,122
(Gain) loss on sale of assets (1)	2,890	(1,127)	4,376
Hilton lease termination (1)		65,496
Deferred income taxes	(1,096)	(24,734)
Preferred stock dividends	(1,562)	(3,125)	(1,412)

Recurring FFO	$36,002	$51,229	$64,170

Weighted average common shares, partnership units and potential dilutive shares outstanding (2)	29,990	27,655	27,127

(1)
Includes items reported in discontinued operations.

(2)
The calculation of the weighted average common shares, partnership units and potential dilutive shares is as follows:

	2002	2001	2000
Weighted average:
Common shares outstanding	27,446	25,045	24,559
Partnership units outstanding	2,459	2,475	2,562
Shares issuable upon exercise of options	85	135	6

Weighted average shares, partnership units and potential dilutive shares (3)	29,990	27,655	27,127

(3)
In 2002 and 2001, shares issuable upon exercise of options are antidilutive for purposes of computing diluted earnings per share.

        The following details the computation of EBITDA for the year ended December 31 (in thousands):

	2002	2001	2000
Recurring FFO	$36,002	$51,229	$64,170
Interest expense	25,484	24,688	23,016
Amortization	2,864	2,738	1,710
Current income taxes		20
Preferred stock dividends	1,562	3,125	1,412

EBITDA	$65,912	$81,800	$90,308

Liquidity and Capital Resources

        The Company's principal source of liquidity to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership's cash flow. For the year ended December 31, 2002, cash flow provided by operating activities was $36.5 million. The Company believes that cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the capital markets as market conditions permit. At December 31, 2002, the Company had $1.9 million of cash and cash equivalents and had borrowed $7.0 million under its $140.0 million Line of Credit. The amount available under the Company's Line of Credit is subject to borrowing base values, as calculated in accordance with the terms of the Line of Credit, which value from time to time may be less than the maximum $140 million. At December 31, 2002, the Company had $86.4 million available for additional borrowings under its Line of Credit.

        On February 20, 2002, the Company sold 1.15 million shares of common stock. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the Common Stock were used to reduce the outstanding balance on the Line of Credit.

        On February 26, 2002, the Operating Partnership sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing as of September 1, 2002. The senior notes are unsecured obligations of the Operating Partnership and are guaranteed by RFS and certain of its wholly-owned subsidiaries. The senior notes contain covenants that could, among other things, restrict the Company's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations. The Operating Partnership was in compliance with these covenants at December 31, 2002. Net proceeds from the issuance of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the Line of Credit. As a result of the prepayment of the 1996 CMBS debt, the Partnership expensed $1.4 million in unamortized debt costs. See Notes 4 and 11 to the Consolidated Financial Statements for additional detail regarding the senior notes and the guarantors thereof.

        On June 4, 2002, the Company sold 2.0 million shares of Common Stock. Proceeds of approximately $24.6 million (net of $0.1 million expenses) from the sale of the Common Stock, together with available cash, were used to repurchase on June 28, 2002 all of the 250,000 outstanding shares of our Series B Preferred stock for an aggregate purchase price of $25,850,000, excluding accrued dividends. Dividends on the Series B Preferred stock were paid through June 30, 2002. The Series B Preferred stock paid an annual dividend of 12.5%. The Company expensed in the second quarter $1.9 million in costs associated with the repurchase, comprised of $0.9 million related to prepayment costs and $1.0 million in issuance costs.

        The following details the Company's debt outstanding at December 31, 2002 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at December 31, 2002
Line of Credit	$6,950	LIBOR + 250bp	Variable	July 2005	24	$212,823
Senior Notes	125,000	9.75%	Fixed	March 2012	—	—
Mortgage	90,600	7.83%	Fixed	December 2008	10	122,307
Mortgage	17,960	8.22%	Fixed	November 2007	1	42,786
Mortgage	50,719	8.00%	Fixed	August 2010	8	81,866

	$291,229					$459,782

        The interest rate on the $140 million Line of Credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined in the Line of Credit agreement). The average interest rate on outstanding contracts under the Line of Credit was approximately 3.9% at December 31, 2002, including the current LIBOR spread of 250 basis points. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at December 31, 2002. A summary of the most restrictive covenants, along with the Company's corresponding value for each covenant, at December 31, 2002, are as follows:

Covenant Test	Covenant	Value
Fixed charge coverage ratio must be equal to or greater than 1.75:1.00	1.75	1.91
Interest coverage ratio must be equal to or greater than 2.00:1.00	2.00	2.27
Collateral pool debt coverage ratio must be equal to or greater than 2.00:1.00	2.00	32.82
Minimum net worth must be not less than $250,000,000	$250.0 million	$329.3 million
Total indebtedness must be less than 5.5x TTM adjusted EBITDA	5.5x	5.0x
Leverage must be less than or equal to 55%	55.0%	52.2%

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At December 31, 2002, approximately 98% of the Company's debt is fixed at a weighted average interest rate of 8.7%.

        Future scheduled principal payments of debt obligations at December 31, 2002 are as follows (in thousands):

Amount
2003	$2,695
2004	2,888
2005	10,111
2006	3,424
2007	19,662
Thereafter	252,449

$291,229

        In addition to the above principal payment of debt obligations as of December 31, 2002, the Company has a $3.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan for the benefit of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not significant.

        Certain significant credit statistics at December 31, 2002 and 2001 are as follows:

Credit Statistic	December 31, 2002	December 31, 2001
EBITDA to interest expense(1)	2.6x	3.3x
Total debt to EBITDA	4.4x	3.7x
Weighted average maturity of fixed rate debt	7.6 years	7.3 years
Ratio of fixed interest rate debt to total debt	98%	96%
Ratio of debt to investment in hotel properties, at cost (2)	37%	38%

(1)
Excludes amortization of loan costs and deferred financing fees.

(2)
Investment in hotel properties at cost, as defined by the Company.

        During the year ended December 31, 2002, the Company spent $14.6 million on capital improvements to its hotels versus an initial plan of $9.0 million. The Company's decision to retrofit the Hotel Rex in 2002, along with the decision to rebrand the Birmingham Sheraton to a Hilton, accelerated capital improvements approximately $2.0 million in 2002 (estimated total cost of both of these projects is approximately $3.0 million). The remainder of the increase in spending versus plan is due to the Company accelerating the completion of product improvement plans at many of the Company's Hampton Inns. The Company believes that accelerating these improvements during an economic downturn when hotel travel is weak, resulting in lower occupancy, average daily rate and revenue per available room, may benefit the performance of these hotels as the economy recovers. The Company expects to spend approximately $11.7 million dollars on capital improvements in 2003.

        The Company expects to be able to meet its working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the Line of Credit. Borrowings under the Line of Credit bear interest at a floating rate based upon (and including spreads over), at our option, LIBOR or the Prime Rate. The Line of Credit also has various financial and other covenants. Based on borrowing base calculations, at December 31, 2002, the Company had $86.4 million of borrowing availability under the Line of Credit excluding outstanding letters of credit. Over the longer term, the Company's ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Company's control. If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, the Company may have to undertake alternative financing plans. The Company cannot assume that completion of any such alternative financing plans will be possible. The Company's inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

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

        In 2003, based on the Company's estimated funds from operations of approximately $37 million, capital expenditures of $11.7 million and dividends of $1.00 per share, the Company estimates it will need to borrow approximately $6.5 million under the Line of Credit to fund its operations. Among other factors, the risks discussed under "Business—Risk Factors" may impact the Company's continued ability to pay dividends at the current rate.

Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates. Despite low inflation in the past few years, room rates have decreased over the last two years. However, there can be no assurance that inflation will not rise significantly or that the Company will not be able to raise room rates.

Seasonality

        The hotels' operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the line of credit to make distributions to the equity holders.

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

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company monitors on a regular basis its outstanding receivables and actively seeks to collect all overdue balances by sending overdue notices to customers, speaking with customers, and seeking collection through the use of an agency or the court of law. If the Company feels that a portion of a receivable or an entire receivable will not be collected, the Company provides an allowance for doubtful accounts against that receivable for the estimate of the uncollectible amount. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of the customers' ability to make payments, additional allowances may be required.

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

        The Company recognizes deferred tax assets to an amount that is more likely than not to be realized. The Company has determined that no valuation allowance is necessary based on its estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should the Company determine it would not be likely to realize in full the deferred tax asset in the future, the Company would record a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized. Such adjustment to the deferred tax asset would decrease income in the period such determination was made.

Recently Issued Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB has set forth in EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We believe that SFAS No. 146 will have no effect on our results of operations and financial position.

        The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on the Company.

        The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. As of December 31, 2002, the Company accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, the Company will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified, or settled beginning January 1, 2003.

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the disclosures required by FIN 45.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," ("FIN 46") was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no ownership interest in variable interest entities that would be consolidated under the requirements of FIN 46.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

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

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowing under its Line of Credit. If interest rates increased by 25 basis points, interest expense would have increased by approximately $23 thousand, based on balances outstanding during the year ended December 31, 2002. If borrowings under the Line of Credit were to increase materially, the impact of a 25 basis point increase in interest rates could have a more material adverse impact on our interest expense.

        The Company's primary market risk exposure is to changes in interest rates as a result of its Line of Credit and long-term debt. At December 31, 2002, the Company had outstanding total indebtedness of approximately $291.2 million. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed or variable rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements through derivative financial instruments such as interest rate swaps. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 98% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 8.7% at December 31, 2002. On February 26, 2002, the Company terminated its two interest rate swap agreements for approximately $3.2 million. There were no outstanding interest rate swap agreements at December 31, 2002. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

        The following table provides information about the Company's instruments that are sensitive to changes in interest rates. For debt obligations outstanding at December 31, 2002, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2002. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at

December 31, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.45%, which consists of the 7-year treasury of 2.95% as of December 31, 2002, plus 250 basis points.

Expected Principal Cash Flows

Liabilities	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value Total
	(in thousands)
Long-Term Debt:
Fixed Rate	$2,695	$2,888	$3,161	$3,424	$19,662	$252,449	$284,279	$334,454
Average Interest Rate	8.73%	8.73%	8.73%	8.73%	8.73%	8.73%
Variable Rate	—	$6,950	—	—	—	—	$6,950	$6,950
Average Interest Rate	3.93%

        The table incorporates only those exposures that exist as of December 31, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company's strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Item 8. Financial Statements and Supplementary Data

        Incorporated herein beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Company

        Information about the Directors and Executive Officers of the Company is incorporated herein by reference to the discussion under "Executive Officers of RFS" in the RFS Proxy Statement for the 2003 Annual Meeting of Shareholders.

Codes of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of its employees. In addition, the Company has adopted a Code of Ethics for its Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer which is supplemented by the Code of Business Conduct and Ethics. The Company's Code of Ethics and Code of Business Conduct and Ethics are posted on its Internet website and can be accessed at www.rfshotel.com. With respect to any amendment to, or a waiver from, any provision of its Code of Business Conduct and Ethics or its Code of Ethics that applies to the officers noted above and that relates to any standards that are reasonably designed to deter wrongdoing and to promote:

  •
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  •
  full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company;

  •
  compliance with applicable governmental laws, rules and regulations;

  •
  the prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code of Ethics; and

  •
  accountability for adherence to the Code of Ethics,

the Company intends to post information about such amendment or waiver on its Internet website, at www.rfshotel.com.

Audit Committee Financial Expert

        The Board of Directors approved certain changes to the members of the Audit Committee at its meeting on January 29, 2003. Beginning with the Audit Committee meeting scheduled for April 29, 2003, the Audit Committee will be comprised of Messrs. H. Lance Forsdick, Michael Starnes and Richard Reiss. Mr. Forsdick, an independent Director, will be the Chairman of the Audit Committee and its financial expert, as defined by the SEC.

Item 11. Executive Compensation

        Information about executive compensation is incorporated herein by reference to the discussion under "Executive Compensation Tables" in the RFS Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

        The Company's share incentive plan for employees, officers and directors (the "Plan") provides for the grant of stock options to purchase a specified number of shares of common stock ("Options") and grants of restricted shares of common stock ("Restricted Stock"). Under the Plan, approximately 2.3 million shares of common stock, of which 650 thousand shares may be restricted stock, are available for awards to the officers and key employees of the Company and 675 thousand shares of common stock, of which 120 thousand shares may be restricted stock, are available for awards to Directors of the Company who are not officers or employees. The Company has no equity compensation plans not approved by shareholders. The following sets forth the securities outstanding and available for grant under the Company's share incentive plan:

	Securities issued under equity compensation plans	Weighted average price (1)	Number of securities available for future issuance under plans
Options issued under equity compensation plans approved by shareholders	1,327,998	$12.25	418,035
Restricted stock issued under equity compensation plans approved by shareholders	618,834	$13.28	151,166
Equity compensation plans not approved by shareholders

Total	1,946,832	Note (1)	569,201

(1)
For the option issuances, this represents the weighted average exercise price. For the restricted stock issuances, this represents the weighted average grant price.

        Information about the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the discussion under "Director and Officer Stock Ownership" and "Principal Stockholders" in the RFS Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

        Information about certain relationships and related transactions is incorporated by reference to the discussion under "Certain Relationships and Related Transactions" in the RFS Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

        Within ninety (90) days prior to the filing date of this report, the Company evaluated, under the supervision and with the participation of the Company's management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.

        Based on their evaluation of such disclosure controls and procedures, the Company's chief executive officer and chief financial officer have concluded that such controls were effective as of March 1, 2003, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses (of which none were noted) were required.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 10-K

(a) Financial Statements

        The following financial statements are included in this report on Form 10-K:

  RFS Hotel Investors, Inc.

          Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Operations for years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Comprehensive Income (loss) for years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Shareholders' Equity for years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for years ended December 31, 2002, 2001 and 2000

  RFS Partnership, L.P.

          Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Operations for years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Comprehensive Income (loss) for years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Partners' Capital for years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for years ended December 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements of RFS Hotel Investors, Inc. and RFS Partnership, L.P.

        The following financial statement schedule and report of independent accountants on the financial statement schedule is included in this report on Form 10-K:

          Report of Independent Accountants on the Financial Statement Schedules

            Schedule III—Real Estate and Accumulated Depreciation

        All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

(b) Reports on Form 8-K

RFS Hotel Investors, Inc.

  •
  November 14, 2002—Report of the certifications of the quarterly report on Form 10-Q for the period ended September 30, 2002 of Robert M. Solmson, the registrants' chief executive officer, and Kevin M. Luebbers, the registrants' chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  •
  November 20, 2002—Report of the issuance of a press release announcing the sale of the 153-room Comfort Inn in Fort Mill, South Carolina.

  •
  January 16, 2003—Report of the filing of the Sixth Amended and Restated Revolving Credit Agreement and related exhibits.

  •
  January 30, 2003—Report of the issuance of a press release announcing the Company's operating results for the fourth quarter ended December 31, 2002.

RFS Partnership, L.P.

  •
  January 16, 2003—Report of the filing of the Sixth Amended and Restated Revolving Credit Agreement and related exhibits.

(c) Exhibits

Exhibit Number		Exhibit
3.1		Second Restated Charter of RFS Hotel Investors, Inc. dated March 6, 1995 (previously filed as Exhibit 3.1 to RFS's Current Report on Form 8-K dated March 6, 1995 and incorporated herein by reference).
3.1	(a)	Articles of Amendment to Second Restated Charter of RFS Hotel Investors, Inc. dated February 27, 1996 (previously filed as Exhibit 3.1 to RFS's Report on Form 8-K dated March 14, 1996 and incorporated herein by reference).
3.1	(b)	Second Articles of Amendment to Second Restated Charter of RFS Hotel Investors, Inc. dated June 27, 1996 (previously filed as Exhibit 3.1 to RFS's Report on Form 8-K dated July 8, 1996 and incorporated herein by reference).
3.1	(c)	Articles of Amendment to the Second Restated Charter of RFS Hotel Investors, Inc. dated December 27, 2000 (previously filed as Exhibit 3.1 to RFS's current report on Form 8-K dated January 16, 2001 and incorporated herein by reference).
3.1	(d)	Articles of Amendment to the Second Restated Charter of RFS Hotel Investors, Inc. dated December 13, 2001 (previously filed as Exhibit 3.1(d) to RFS's form S-4 Registration Statement dated March 14, and incorporated herein by reference).
3.2		By-Laws of RFS Hotel Investors, Inc. (previously filed as Exhibit 3.2 to RFS's form S-11 Registration Statement, Registration No. 33-63696 and incorporated herein by reference).
3.3		Fifth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated January 2, 2001 (previously filed as Exhibit 3.3 to RFS's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
3.4		Charter of RFS 2002 Financing, Inc. dated February 8, 2002. (previously filed as Exhibit 3.5 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
3.5		By-Laws of RFS 2002 Financing, Inc. dated February 8, 2002 (previously filed as Exhibit 3.6 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
3.6		Charter of RFS Leasing VII, Inc. dated November 13, 2000 (previously filed as Exhibit 3.7 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
3.6	(a)	Articles of Amendment to the Charter of RFS Leasing VII, Inc. dated December 10, 2001 (previously filed as Exhibit 3.7(a) to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
3.7		By-Laws of RFS Leasing VII, Inc. dated November 13, 2000 (previously filed as Exhibit 3.8 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
**4.1		Indenture dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (previously filed as Exhibit 4.1 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
**4.2		Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (previously filed as Exhibit A to Exhibit 4.1 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).

4.3		Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (previously filed as Exhibit A to Exhibit 4.1 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
**4.4		Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (previously filed as Exhibit 4.4 to RFS's form S-4 Registration Statement dated March 14, 2002, and incorporated herein by reference).
10.1		Consolidated Lease Amendment (previously filed as Exhibit 10.3 to the Company's current report on Form 8-K, dated February 27, 1996 and incorporated herein by reference).
10.2		Form of Future Percentage Lease (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated February 27, 1996 and incorporated herein by reference).
10.2	(a)	Schedule of terms of Percentage Leases (previously filed as Exhibit 10.2(a) to the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
10.2	(b)	Form of Percentage Lease with TRS Lessees (previously filed as Exhibit 10.1 to the Company's Current report on Form 8-K dated January 16, 2001 and incorporated herein by reference).
10.2	(c)	Form of Management Agreement with Flagstone (previously filed as Exhibit 10.2 to the Company's current report Form 8-K dated January 16, 2001 and incorporated herein by reference).
10.4		Second Amended and Restated Employment Agreement between RFS Managers, Inc. and Robert M. Solmson (previously filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.4	(a)	Employment Agreement between RFS Managers, Inc. and Randall L. Churchey dated September 27, 1999 (previously filed as Exhibit 10.4(a) to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4	(b)	Employment Agreement between RFS Managers, Inc. and Kevin M. Luebbers dated July 1, 2000 (previously filed as Exhibit 10.4(b) to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.9		Master Agreement, dated February 1, 1996 (previously filed as Exhibit 10.2 to the Company's current Report on Form 8-K dated February 27, 1996 and incorporated herein by reference).
10.9	(a)	First Amendment to Master agreement dated as of November 21, 1996 (previously filed as Exhibit 10.9(a) to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.10		Indenture dated as of November 21, 1996 (previously filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.15		Termination Agreement dated as of January 26, 2000 (previously filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.16	First Amendment to the Fourth Amended and Restated Revolving Credit Agreement dated March 1, 2000 (previously filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.17	Second Amendment to the Fourth Amended and Restated Revolving Credit Agreement dated August 1, 2000 (previously filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.18	Third Amendment to the Fourth Amended and Restated Revolving Credit Agreement dated August 1, 2000 (previously filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.19	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS Hotel Investors, Inc. (previously filed as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
10.20	Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000, LLC (as borrower), a wholly-owned subsidiary of RFS Hotel Investors, Inc. (previously filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
**10.21	Sixth Amended and Restated Revolving Credit Agreement dated October 31, 2002 (previously filed as Exhibit 10.1 to the Company's current Report on Form 8-K dated January 13, 2003 and incorporated herein by reference).
* **12.1	Statement regarding Computation of Ratios of RFS Hotel Investors, Inc and RFS Partnership, L.P.
21.1	List of Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the RFS's form S-4 Registration statement dated March 14, 2002, and incorporated herein by reference).
* **23.1	Consent of PricewaterhouseCoopers LLP.

*
Filed herewith
**
Filed on behalf of both RFS Hotel Investors, Inc. and RFS Partnership, L.P. If not marked as such, the exhibit was filed on behalf of RFS Hotel Investors, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

RFS HOTEL INVESTORS, INC., on RFS' own behalf and as the sole General Partner of RFS PARTNERSHIP, L.P.
	By:	/s/ DENNIS M. CRAVEN Dennis M. Craven Vice President and Chief Accounting Officer of RFS Hotel Investors, Inc.
Date: March 19, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities of RFS, and as General Partner on behalf of the Operation Partnership, and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ ROBERT M. SOLMSON Robert M. Solmson	Chairman of the Board and Chief Executive Officer and Director	March 19, 2003
/s/ RANDALL L. CHURCHEY Randall L. Churchey	President and Chief Operating Officer and Director	March 19, 2003
/s/ KEVIN M. LUEBBERS Kevin M. Luebbers	Executive Vice President and Chief Financial Officer (principal financial officer)	March 19, 2003
/s/ DENNIS M. CRAVEN Dennis M. Craven	Vice President and Chief Accounting Officer (principal accounting officer)	March 19, 2003
/s/ H. LANCE FORSDICK H. Lance Forsdick, Sr.	Director	March 19, 2003
/s/ BRUCE E. CAMPBELL, JR. Bruce E. Campbell, Jr.	Director	March 19, 2003
/s/ MICHAEL S. STARNES Michael S. Starnes	Director	March 19, 2003
/s/ JOHN W. STOKES, JR. John W. Stokes, Jr.	Director	March 19, 2003
/s/ R. LEE JENKINS R. Lee Jenkins	Director	March 19, 2003

/s/ RICHARD REISS, JR. Richard Reiss, Jr.	Director	March 19, 2003
/s/ KARL MATTHIES Karl Matthies	Director	March 19, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert M. Solmson, certify that:

  1.
  I have reviewed this annual report on Form 10-K of RFS Hotel Investors, Inc. and RFS Partnership, L.P.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

  4.
  Each of the registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information related to the registrants including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of each of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  Each of the registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to each of the registrants' auditors and the audit committee of each of the registrants' board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect each registrants' ability to record, process, summarize, and report financial data and have identified for each registrants' auditors and the audit committee of each of the registrants' board of directors (or persons performing the equivalent function); and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in each of the registrants' internal controls; and

  6.
  Each of the registrants' other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ ROBERT M. SOLMSON Robert M. Solmson Chairman of the Board and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kevin M. Luebbers, certify that:

  1.
  I have reviewed this annual report on Form 10-K of RFS Hotel Investors, Inc. and RFS Partnership, L.P.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

  4.
  Each of the registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information related to the registrants including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of each of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  Each of the registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to each of the registrants' auditors and the audit committee of each of the registrants' board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect each registrants' ability to record, process, summarize, and report financial data and have identified for each registrants' auditors and the audit committee of each of the registrants' board of directors (or persons performing the equivalent function); and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in each of the registrants' internal controls; and

  6.
  Each of the registrants' other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ KEVIN M. LUEBBERS Kevin M. Luebbers Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of RFS Hotel Investors, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of RFS Hotel Investors, Inc. ("RFS") at December 31, 2002 and 2001, and the results of its operations and cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of RFS' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, RFS adopted the provisions of FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities;" and as discussed in Note 8 and Note 2 to the consolidated financial statements, effective January 1, 2002, RFS adopted FASB No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," and FASB No. 145, "Rescission of FAS Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections."

PricewaterhouseCoopers LLP

Dallas, Texas
January 29, 2003, except for Note 13, as to
which the date is March 3, 2003

RFS HOTEL INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Investment in hotel properties, net	$593,289	$615,562
Cash and cash equivalents	1,938	5,735
Restricted cash	4,383	6,817
Accounts receivable	4,698	5,533
Deferred expenses, net	8,805	6,964
Other assets	3,712	3,517
Deferred income taxes	25,830	24,734

Total assets	$642,655	$668,862

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$22,160	$20,857
Borrowings on Line of Credit	6,950	81,188
Mortgage notes payable	159,279	219,947
Senior notes payable	125,000
Minority interest in Operating Partnership, 2,459 units issued and outstanding at December 31, 2002 and December 31, 2001, respectively and other consolidated subsidiaries	28,047	31,059

Total liabilities	341,436	353,051

Series B Preferred Stock, $0.01 par value, 5,000 shares authorized, 250 shares issued and outstanding at December 31, 2001		25,000

Commitments and contingencies
Shareholders' equity:
Common Stock, $.01 par value, 100,000 shares authorized, 29,043 and 25,811 shares issued at December 31, 2002 and December 31, 2001, respectively	290	258
Additional paid-in capital	408,017	368,361
Other comprehensive income		(3,220)
Treasury stock, at cost, 576 shares	(8,100)	(8,100)
Distributions in excess of earnings	(98,988)	(66,488)

Total shareholders' equity	301,219	290,811

Total liabilities and shareholders' equity	$642,655	$668,862

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per share data)

	2002	2001	2000
Revenue:
Rooms	$169,357	$187,144
Food and beverage	17,452	17,695
Other operating departments	6,449	9,044
Lease revenue	5,229	5,782	$106,001
Other	411	573	785

Total hotel revenue	198,898	220,238	106,786

Hotel operating expenses:
Rooms	34,679	36,617
Food and beverage	12,793	13,533
Other operating departments	1,874	2,163
Undistributed operating expenses:
Property operating costs	21,798	22,193
Property taxes, insurance and other	12,536	12,767	10,678
Franchise costs	16,265	16,857
Maintenance and repair	9,485	9,576
Management fees	4,876	5,721
Depreciation	29,812	29,290	26,920
Lease termination		65,489
Amortization of franchise fees and unearned compensation	1,247	1,384	674
General and administrative	19,079	19,246	6,304

Total operating expenses	164,444	234,836	44,576

Operating income (loss)	34,454	(14,598)	62,210
Debt extinguishments and swap termination costs	10,122
Amortization of loan origination costs	1,617	1,354	1,036
Interest expense	25,484	24,688	23,016

Income (loss) from continuing operations before minority interest and income taxes	(2,769)	(40,640)	38,158
Minority interest	(654)	(1,150)	3,200
Benefit from income taxes	(1,096)	(24,714)

Income (loss) from continuing operations	(1,019)	(14,776)	34,958
Earnings (losses) from discontinued operations	(3,719)	(80)	208
Gain (loss) on sale of assets	950	1,127	(4,376)

Net income (loss)	(3,788)	(13,729)	30,790
Gain (loss) on redemption of preferred Stock	(1,890)	5,141
Preferred stock dividends	(1,562)	(3,125)	(1,412)

Net income (loss) applicable to common shareholders	$(7,240)	$(11,713)	$29,378

Earnings (loss) per share data:
Basic earnings (loss) per share from continuing operations	$(0.12)	$(0.47)	$1.19
Discontinued operations	(0.14)	0.00	0.01

Basic earnings (loss) per share	$(0.26)	$(0.47)	$1.20

Diluted earnings (loss) per share from continuing operations	$(0.12)	$(0.47)	$1.19
Discontinued operations	(0.14)	0.00	0.01

Diluted earnings (loss) per share	$(0.26)	$(0.47)	$1.20

Weighted average common shares outstanding—basic	27,446	25,045	24,559
Weighted average common shares outstanding—diluted	27,446	25,045	24,566

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000
Net income (loss)	$(3,788)	$(13,729)	$30,790
Reclassification adjustment for losses included in earnings	3,220
Unrealized holding loss on interest rate swaps		(3,220)

Comprehensive income (loss)	$(568)	$(16,949)	$30,790

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per share data)

		Common Stock
	Preferred Stock	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Treasury Stock	Distributions in Excess of Income	Total
Balances at December 31, 1999	$10	25,062	$251	$374,087		$(3,656)	$(9,409)	$361,283
Purchase of treasury shares						(4,444)		(4,444)
Issuance of common shares		26		162				162
Distributions on common shares, ($1.54 per share)							(38,586)	(38,586)
Distributions on Series A preferred shares, ($1.54 per share)							(1,412)	(1,412)
Amortization of unearned compensation				661				661
Net income							30,790	30,790

Balances at December 31, 2000	$10	25,088	$251	$374,910		$(8,100)	$(18,617)	$348,454
Redemption of Series A preferred shares, including $5,141 gain on redemption	(10)			(12,990)				(13,000)
Series B Preferred Shares issuance costs				(1,040)				(1,040)
Issuance of common shares		723	7	6,152				6,159
Distributions on common shares, ($1.255 per share)							(30,661)	(30,661)
Distributions on preferred shares, ($0.385 per Series A share and $12.50 per Series B share)							(3,481)	(3,481)
Unrealized holding losses arising on interest rate swaps					$(3,220)			(3,220)
Amortization of unearned compensation				1,329				1,329
Net loss							(13,729)	(13,729)

Balances at December 31, 2001	$0	25,811	$258	$368,361	$(3,220)	$(8,100)	$(66,488)	$290,811
Loss on redemption of Series B preferred shares, net of $1,040 issuance costs				(850)				(850)
Issuance of common shares		3,232	32	39,621				39,653
Allocation to minority interest				(232)				(232)
Distributions on common shares, ($1.00 per share)							(27,150)	(27,150)
Distributions on preferred shares, ($6.25 per Series B share)							(1,562)	(1,562)
Reclassification adjustment for losses included in earnings					3,220			3,220
Amortization of unearned compensation				1,117				1,117
Net loss							(3,788)	(3,788)

Balances at December 31, 2002	$0	29,043	$290	$408,017	$0	$(8,100)	$(98,988)	$301,219

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(3,788)	$(13,729)	$30,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,944	32,343	28,908
Minority interest in Operating Partnership	(644)	(1,157)	3,218
(Gain) loss on sale of assets, including loss on sale of discontinued operations	2,890	(1,127)	4,376
Write-off of loan costs	1,361
Changes in assets and liabilities:
Accounts receivable	835	7,508	(2,240)
Other assets	(499)	5,432	(3,473)
Deferred income taxes	(1,096)	(24,734)
Accounts payable and accrued expenses	4,523	5,930	3,644

Net cash provided by operating activities	36,526	10,466	65,223

Cash flows from investing activities:
Investment in hotel properties and hotels under development	(14,576)	(18,013)	(32,551)
Cash paid for franchise fees	(172)	(65)
Restricted cash	2,434	(1,888)	(379)
Proceeds from sale of hotel properties	4,175	11,324	22,087

Net cash used by investing activities	(8,139)	(8,642)	(10,843)

Cash flows from financing activities:
Purchase of treasury stock			(4,444)
Net proceeds (payments) on line of credit	(74,238)	30,914	(48,534)
Proceeds from issuance of debt	125,000		52,200
Payments on mortgage notes payable	(60,668)	(7,210)	(8,513)
Redemption of preferred stock	(25,850)	(13,000)
Distributions to common and preferred shareholders	(28,712)	(34,142)	(39,972)
Distributions to limited partners	(2,592)	(3,135)	(3,988)
Issuance of common stock, net of $0.3 million issuance costs in 2002	39,653	4,479	162
Issuance of preferred stock, net of $1.0 million issuance costs		23,960
Loan fees paid	(4,777)	(1,636)	(3,523)

Net cash provided (used) by financing activities	(32,184)	230	(56,612)

Net increase (decrease) in cash and cash equivalents	(3,797)	2,054	(2,232)
Cash and cash equivalents at beginning of period	5,735	3,681	5,913

Cash and cash equivalents at end of period	$1,938	$5,735	$3,681

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,059	$24,403	$22,970

Supplemental disclosure of non-cash activities: See Note 10 to the consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of RFS Hotel Investors, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of partners' capital and of cash flows present fairly, in all material respects, the financial position of RFS Partnership, L.P. (the "Partnership") at December 31, 2002 and 2001, and the results of its operations and cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Partnership adopted the provisions of FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities;" and as discussed in Note 8 and Note 2 to the consolidated financial statements, effective January 1, 2002, the Partnership adopted FASB No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" and FASB No. 145, "Rescission of FAS Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections."

PricewaterhouseCoopers LLP

Dallas, Texas
January 29, 2003, except for Note 13, as to
which the date is March 3, 2003

RFS PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Investment in hotel properties, net	$593,289	$615,562
Cash and cash equivalents	1,938	5,735
Restricted cash	4,383	6,817
Accounts receivable	4,698	5,533
Deferred expenses, net	8,805	6,964
Other assets	3,712	3,517
Deferred income taxes	25,830	24,734

Total assets	$642,655	$668,862

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$24,202	$23,032
Borrowings on Line of Credit	6,950	81,188
Mortgage notes payable	159,279	219,947
Senior notes payable	125,000

Total liabilities	315,431	324,167

Commitments and contingencies
Series B Preferred Units, $0.01 par value, 5,000 units authorized, 250 units issued and outstanding at December 31, 2001		25,000

Redeemable limited partnership units at redemption value, 2,459 units at December 31, 2002 and 2001, respectively	26,702	27,980

Partners' Capital:
Other comprehensive income		(3,220)
General partnership units, 28,467 units and 25,235 units at December 31, 2002 and December 31, 2001, respectively	300,522	294,935

Total partners' capital	300,522	291,715

Total liabilities and partners' capital	$642,655	$668,862

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per unit data)

	2002	2001	2000
Revenue:
Rooms	$169,357	$187,144
Food and beverage	17,452	17,695
Other operating departments	6,449	9,044
Lease revenue	5,229	5,782	$106,001
Other	411	573	785

Total hotel revenue	198,898	220,238	106,786

Hotel operating expenses:
Rooms	34,679	36,617
Food and beverage	12,793	13,533
Other operating departments	1,874	2,163
Undistributed operating expenses:
Property operating costs	21,798	22,193
Property taxes, insurance and other	12,536	12,767	10,678
Franchise costs	16,265	16,857
Maintenance and repair	9,485	9,576
Management fees	4,876	5,721
Depreciation	29,812	29,290	26,920
Lease termination		65,489
Amortization of franchise fees and unearned compensation	1,247	1,384	674
General and administrative	19,079	19,246	6,304

Total operating expenses	164,444	234,836	44,576

Operating income (loss)	34,454	(14,598)	62,210
Debt extinguishment and swap termination costs	10,122
Amortization of loan origination costs	1,617	1,354	1,036
Interest expense	25,484	24,688	23,016

Income (loss) from continuing operations before income taxes	(2,769)	(40,640)	38,158
Benefit from income taxes	(1,096)	(24,714)

Income (loss) from continuing operations	(1,673)	(15,926)	38,158
Earnings (losses) from discontinued operations	(3,709)	(87)	226
Gain (loss) on sale of assets	950	1,127	(4,376)

Net income (loss)	(4,432)	(14,886)	34,008
Gain (loss) on redemption of preferred units	(1,890)	5,141
Preferred unit dividends	(1,562)	(3,125)	(1,412)

Net income (loss) applicable to unitholders	$(7,884)	$(12,870)	$32,596

Net income (loss) allocated to general partnership units	$(7,240)	$(11,713)	$29,378

Net income (loss) allocated to limited partnership units	$(644)	$(1,157)	$3,218

Earnings (loss) per share data:
Basic earnings (loss) per share from continuing operations	$(0.12)	$(0.47)	$1.19
Discontinued operations	(0.14)	0.00	0.01

Basic earnings (loss) per share	$(0.26)	$(0.47)	$1.20

Diluted earnings (loss) per share from continuing operations	$(0.12)	$(0.47)	$1.19
Discontinued operations	(0.14)	0.00	0.01

Diluted earnings (loss) per share	$(0.26)	$(0.47)	$1.20

Weighted average common units outstanding—basic	29,905	27,520	27,121
Weighted average common units outstanding—diluted	29,905	27,520	27,127

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000
Net income (loss)	$(4,432)	$(14,886)	$34,008
Reclassification adjustment for losses included in earnings	3,220
Unrealized holding loss on interest rate swaps		(3,220)

Comprehensive income (loss)	$(1,212)	$(18,106)	$34,008

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

Balance, December 31, 1999	369,947
Contributions	162
Redemption of general partnership units	(4,444)
Distributions to general partnership units ($1.54 per unit)	(38,585)
Distributions to redeemable limited partnership units ($1.54 per unit)	(3,988)
Distributions preferred units ($1.54 per unit)	(1,412)
Allocation to redeemable limited partnership units	(6,682)
Contribution from general partner related to amortization of stock-based compensation	661
Net income	34,008

Balance, December 31, 2000	349,667
Issuance of general partnership units	4,661
Redemption of Series A Preferred units, including $5,141 gain on redemption	(13,000)
Series B Preferred Unit issuance costs	(1,040)
Distributions to general partnership units ($1.255 per unit)	(30,661)
Distributions to redeemable limited partnership units ($1.255 per unit)	(3,135)
Distributions preferred units ($0.385 per Series A Preferred unit and $12.50 per Series B Preferred unit)	(3,481)
Allocation from redeemable limited partnership units	5,481
Contribution from general partner related to amortization of stock-based compensation	1,329
Unrealized holding loss on interest rate swaps	(3,220)
Net loss	(14,886)

Balance, December 31, 2001	$291,715
Issuance of general partnership units	39,646
Loss on redemption of Series B Preferred units, net of $1,040 in issuance costs	(850)
Distributions to general partnership units ($1.00 per unit)	(27,018)
Distributions to redeemable limited partnership units ($1.00 per unit)	(2,592)
Distributions preferred units ($6.25 per Series B Preferred unit)	(1,562)
Allocation from redeemable limited partnership units	1,278
Contribution from general partner related to amortization of stock-based compensation	1,117
Reclassification of holding loss on interest rate swaps into earnings	3,220
Net loss	(4,432)

Balance, December 31, 2002	$300,522

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARNTERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(4,432)	$(14,886)	$34,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,944	32,343	28,908
(Gain) loss on sale of assets, including loss on sale of discontinued operations	2,890	(1,127)	4,376
Write-off of loan costs	1,361
Changes in assets and liabilities:
Accounts receivable	835	7,508	(2,240)
Other assets	(499)	5,432	(3,473)
Deferred income taxes	(1,096)	(24,734)
Accounts payable and accrued expenses	4,523	5,930	3,644

Net cash provided by operating activities	36,526	10,466	65,223

Cash flows from investing activities:
Investment in hotel properties and hotels under development	(14,576)	(18,013)	(32,551)
Cash paid for franchise fees	(172)	(65)
Restricted cash	2,434	(1,888)	(379)
Proceeds from sale of hotel properties	4,175	11,324	22,087

Net cash used by investing activities	(8,139)	(8,642)	(10,843)

Cash flows from financing activities:
Redemption of general partnership units			(4,444)
Net proceeds (payments) on line of credit	(74,238)	30,914	(48,534)
Proceeds from issuance of debt	125,000		52,200
Payments on mortgage notes payable	(60,668)	(7,210)	(8,513)
Redemption of preferred units	(25,850)	(13,000)
Distributions to general partner and preferred unitholders	(28,712)	(34,142)	(39,972)
Distributions to limited partners	(2,592)	(3,135)	(3,988)
Issuance of general partnership units, net of $0.3 million issuance costs in 2002	39,653	4,479	162
Issuance of preferred units, net of $1.0 million issuance costs		23,960
Loan fees paid	(4,777)	(1,636)	(3,523)

Net cash provided (used) by financing activities	(32,184)	230	(56,612)

Net increase (decrease) in cash and cash equivalents	(3,797)	2,054	(2,232)
Cash and cash equivalents at beginning of period	5,735	3,681	5,913

Cash and cash equivalents at end of period	$1,938	$5,735	$3,681

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,059	$24,403	$22,970

Supplemental disclosure of non-cash activities: See Note 10 to the consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
RFS HOTEL INVESTORS, INC. AND RFS PARTNERSHIP, L.P.

Note 1. Organization

        RFS Hotel Investors, Inc. ("RFS"), is a publicly held hotel real estate investment trust, which at December 31, 2002, owned interests in 57 Hotels with 8,271 rooms located in 24 states through its approximate 92% interest in RFS Partnership, L.P. (the "Operating Partnership"). The Operating Partnership is the issuer of public debt. Because RFS is the issuer of publicly held common stock and the Operating Partnership is the issuer of publicly held debt, both entities are required to file Form 10K's, either separately or combined. This Form 10K represents a combined Form 10K for both RFS and the Operating Partnership. RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the "Company." Unless one of the notes to the consolidated financial statements specifically refers to either RFS or the Operating Partnership, the notes are applicable to both RFS and the Operating Partnership as separate registrants.

        Under the REIT Modernization Act (the "RMA") that became effective January 1, 2001, the Company is permitted to lease its hotels to wholly-owned taxable real estate investment trust ("REIT") subsidiaries of the Company ("TRS Lessees"), provided that the TRS Lessees engage a third-party management company to manage the hotels. Effective January 1, 2001, the Company terminated its operating leases, management contracts and related ancillary agreements with Hilton Hotels Corporation ("Hilton") for approximately $65.5 million. This transaction represents the cancellation of certain executory contracts some of which extended through 2012. As a result of this transaction, the Company began reporting hotel revenues and expenses rather than lease revenue.

        The following table provides a schedule of the hotels by brand at December 31, 2002 (unaudited):

Franchise Affiliation	Hotel Properties	Rooms/Suites
Full Service Hotels:
Sheraton	4	864
Holiday Inn	5	954
Sheraton Four Points	2	412
Independent	2	331
Doubletree	1	221
Hilton	1	234

	15	3,016

Extended Stay Hotels:
Residence Inn by Marriott	14	1,852
TownePlace Suites by Marriott	3	285
Homewood Suites by Hilton	1	83

	18	2,220

Limited Service Hotels:
Hampton Inn	17	2,112
Holiday Inn Express	5	637
Comfort Inn	1	184
Courtyard by Marriott	1	102

	24	3,035

Total	57	8,271

        The following summarizes the number of hotels owned for the periods presented:

	2002	2001	2000
Hotels owned at beginning of years	58	60	62
Sales of hotels	(1)	(2)	(2)

Hotels owned at end of years	57	58	60

Note 2. Summary of Significant Accounting Policies

        Principles of Consolidation.    The consolidated financial statements include the accounts of RFS, the Operating Partnership and each of their consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Fair Value of Financial Instruments.    The Company's financial instruments include rents receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of these financial instruments, except for the mortgage loans payable are not materially different from their carrying or contract values. The carrying values of the Company's borrowings are estimated to be below fair value by approximately $50.1 million due to changes in comparable interest rates.

        Investment in Hotel Properties.    Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings and improvements and five to seven years for furniture and equipment. Repairs and maintenance costs are charged to expense as incurred. The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows.

        Cash and Cash Equivalents.    All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

        Restricted Cash.    Restricted cash includes amounts the Company must make available for the replacement and refurbishment of furniture and equipment and amounts held in escrow by certain lenders for the payment of taxes and insurance.

        Deferred Expenses.    Deferred expenses, consisting of initial fees paid to franchisors, loan fees and other costs incurred in issuing debt, are recorded at cost. Amortization of franchise fees is computed using the straight-line method over the lives of the franchise agreements, which range from 10 to 15 years. Amortization of loan fees and other costs incurred in issuing debt are computed using the interest method over the maturity period of the related debt. Accumulated amortization of deferred expenses is $7.6 million and $6.6 million at December 31, 2002 and 2001, respectively.

        Minority Interest in Operating Partnership and other Consolidated Subsidiaries.    Minority interest in the Operating Partnership and other Consolidated Subsidiaries represents the limited partners' proportionate share of the equity in the Operating Partnership and other Consolidated Subsidiaries. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the year.

        Treasury Stock.    The Board of Directors approved a stock repurchase program to buy back up to 3 million shares of common stock on the open market subject to certain market conditions and other factors. During 2000, the Company repurchased 409 thousand shares of common stock at an average price per share of $10.88 or $4.4 million, bringing the total number of shares repurchased under the program to 576 thousand.

        Revenue Recognition.    In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with the provisions of the lease agreements. The lessees are in compliance with their rental obligations under the leases. For the years ended December 31, 2002 and 2001, five hotels were leased to third party lessees.

        Income Taxes.    The Company has elected to be treated as a REIT under the Internal Revenue Code. Prior to January 1, 2001, the Company, as a REIT, was not subject to federal income taxes. Under the RMA that became effective January 1, 2001, the Company leases all but five of its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        Debt Extinguishment and Swap Termination Costs.    The Company has elected to adopt the provisions of SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections," as of January 1, 2002. SFAS 145 rescinds the provisions of SFAS 4 that would have required the loss on the extinguishments of debt of $6.9 million (excludes the $3.2 million swap termination costs) to be reported net of tax as an extraordinary item. Accordingly, these costs are included in debt extinguishment and swap termination costs in the accompanying 2002 statement of operations.

        Stock Based Compensation.    The Company accounts for share option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for employee share option grants because the exercise price of the options granted to date has equaled the market price of the underlying shares on the date of grant (the "intrinsic value method").

        Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income (loss) applicable to common shareholders:
As reported	$(7,240)	$(11,713)	$29,378
Pro forma	$(7,728)	$(12,013)	$29,045
Basic and diluted earnings (loss) per share:
As reported	$(0.26)	$(0.47)	$1.20
Pro forma	$(0.28)	$(0.48)	$1.18

        The FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified, or settled beginning January 1, 2003.

        Basic and Diluted Earnings Per Share or Unit.    Basic earnings (loss) per share from continuing operations is computed by dividing income (loss) from continuing operations, less preferred stock or unit dividends, plus (minus) the gain (loss) on sale of assets and plus (minus) the gain (loss) on redemption of Preferred Stock or Units by the weighted average number of common shares or units outstanding during the period. Diluted earnings (loss) per share from continuing operations is computed by dividing income (loss) from continuing operations, less preferred stock or unit dividends, plus (minus) the gain (loss) on sale of assets and plus (minus) the gain (loss) on redemption of Preferred Stock or Units by the weighted average number of common shares or units and equivalents outstanding. Basic earnings per share or unit is computed by dividing net income (loss) applicable to common shareholders/unitholders by the weighted average number of common shares or units outstanding during the period. Diluted earnings per share or unit is computed by dividing net income (loss) applicable to common shareholders/unitholders by the weighted average number of common shares or units and equivalents outstanding. Common share or unit equivalents represent shares or units issuable upon exercise of options. At December 31, 2000, six thousand shares or units were issuable pursuant upon the exercise of options. For the years ended December 31, 2002 and 2001, 85 thousand and 135 thousand common share or unit equivalents pursuant upon the exercise of options would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share or unit. In addition, for the year ended December 31, 2000, the Company's Series A Preferred Stock or Units, if converted to common shares or units, would be antidilutive; accordingly, the Series A Preferred Stock or Units are not assumed to be converted in the computation of diluted earnings per share or unit. In addition, the Series B Preferred Stock or Units are non-convertible and accordingly, are not included in the computation of diluted earning per share or unit for the years ended December 31, 2002 and 2001.

        Derivatives.    Effective January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, established accounting and reporting standards for derivative instruments and hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a liability of approximately $0.8 million with a corresponding charge to other comprehensive income representing the fair value of its interest rate swap agreements. At December 31, 2001, the fair value of the Company's interest rate swap agreements was a liability of approximately $3.2 million and was included in "Accounts payable and accrued expenses" with the related unrealized loss recorded in other comprehensive income within shareholders' equity. In February 2002, the Company terminated both interest rate swap agreements and incurred a loss on termination of approximately $3.2 million. This loss is included in debt extinguishment and swap termination costs on the 2002 statement of operations. This loss was reclassified from other comprehensive income upon termination. At December 31, 2002, the Company had no outstanding derivative interest rate swap agreements.

        In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives (cash flow hedges). The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

        Segment Information.    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

        Distributions.    The Company intends to pay regular quarterly distributions on its common shares or units and Operating Partnership units and the current quarterly distribution is $0.25 per share or unit. The Company's ability to make distributions is dependent upon receipt of its quarterly distributions from the Operating Partnership. The Operating Partnership's ability to make distributions is dependent upon the results of operations of the Company's hotels.

Note 3. Investment in Hotel Properties

        Investment in hotel properties consists of the following at December 31, 2002, and 2001, respectively (in thousands):

	2002	2001
Land	$69,639	$70,401
Building and improvements	545,557	543,912
Furniture and equipment	124,496	115,479
Capital improvements in progress	12,002	16,422

	751,694	746,214
Accumulated depreciation	(158,405)	(130,652)

	$593,289	$615,562

        Capitalized interest was $16 thousand, $0 and $0.6 million for the years ended December 31 2002, 2001 and 2000, respectively.

Note 4. Debt

        The following details the Company's debt outstanding at December 31, 2002 and 2001 and the net book value of the collateral pledged against the debt at December 31, 2002 (dollar amounts in thousands):

			Collateral
	Interest Rate	Maturity	# of Hotels		Net Book Value		2002	2001
Variable Rate Debt:
Line of Credit	LIBOR + 250bp	July 2005	24		$212,823		$6,950	$11,188
Fixed Rate Debt:
Line of Credit			(a	)	(a	)		40,000
Line of Credit			(a	)	(a	)		30,000
Senior Notes	9.75%	March 2010					125,000
Mortgage	6.83%	August 2008	15					33,181
Mortgage	7.30%	November 2011	(b	)	(b	)		25,000
Mortgage	7.83%	December 2008	10		122,307		90,600	92,087
Mortgage	8.22%	November 2007	1		42,786		17,960	18,271
Mortgage	8.00%	August 2010	8		81,866		50,719	51,408

					$459,782		$291,229	$301,135

(a)
Interest rate swaps fixed the rate of interest on these portions of the Line of Credit and these portions were also collateralized by the twenty-four properties pledged against the variable portion of the Line. The interest rate swaps were terminated in 2002.

(b)
This mortgage was collateralized by the fifteen properties pledged against the previous mortgage in the table.

        On October 31, 2002, the Company concluded an amendment and extension of its $140 million Line of Credit. The amendment extends the maturity of the facility from July 30, 2004 to July 30, 2005, and relaxes certain financial covenants, including the interest coverage, fixed charge coverage, and total leverage tests. The interest rate on the $140 million Line of Credit that matures in July 2005 ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company's ratio of total debt to its investment in hotel properties (as defined). The average interest rate on outstanding contracts under the Line of Credit at December 31, 2002 was 3.9%, calculated as the LIBOR interest rate of 1.4% plus 250 basis points. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the "Collateral Pool"). The Company may obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. Borrowings under the Line of Credit are limited to the Borrowing Base Value, which was $93.3 million at December 31, 2002. Accordingly, the Company had borrowings available under the Line of Credit of approximately $86.4 million at December 31, 2002. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at December 31, 2002.

        The Company participated in two interest rate swap agreements, the first for a notional amount of $30 million and the second for a notional amount of $40 million, both of which were terminated in February, 2002 in conjunction with the issuance of $125 million senior notes. The Company incurred a loss of $3.2 million upon termination of the interest rate swap agreements. The estimated unrealized net loss on these instruments was approximately $3.2 million and $0.8 million at December 31, 2001 and 2000.

        On February 26, 2002, the Company sold $125 million of senior notes. The senior notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year, commencing on September 1, 2002. The senior notes are unsecured obligations of the Partnership and are guaranteed by RFS and certain of its subsidiaries. The senior notes contain covenants that could, among other things, restrict RFS's ability to borrow money, pay dividends on or repurchase capital stock, make investments, and sell assets or enter into mergers and consolidations. The Company was in compliance with these covenants at December 31, 2002. Net proceeds from the issuance of the senior notes of $121.5 million were used to retire the 1996 CMBS mortgage debt on March 20, 2002 ($57.5 million outstanding), pay the prepayment penalty on the 1996 CMBS mortgage debt of approximately $5.5 million, terminate the two outstanding interest rate swap agreements for approximately $3.2 million, with the balance used to reduce outstanding borrowings under the line of credit. As a result of the prepayment of the 1996 CMBS debt, the Company expensed $1.4 million in unamortized debt costs.

        The Company's other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At December 31, 2002, approximately 98% of the Company's debt is fixed at a weighted average interest rate of 8.7%.

        Future scheduled principal payments of debt obligations at December 31, 2002 are as follows (in thousands):

Amount
2003	$2,695
2004	2,888
2005	10,111
2006	3,424
2007	19,662
Thereafter	252,449

$291,229

        In addition to the above principal payment of debt obligations as of December 31, 2002, the Company has a $3.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan for the benefit of the hotel employees of Flagstone Hospitality Management LLC ("Flagstone"). There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not significant.

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

        The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions.

Note 5. Income Taxes

        The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute as least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income taxes on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

        Prior to January 1, 2001, the Company was not subject to federal income taxes. Under the RMA that became effective January 1, 2001, the Company leases 52 of its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        The components of income tax expense (benefit) for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
Current:
State		$20
Deferred:
Federal	$(1,096)	(24,734)

Benefit from income taxes	$(1,096)	$(24,714)

        The benefit from income taxes was calculated using an effective tax rate of 38% applied to the income or losses of the TRS Lessees, adjusted for temporary differences related to the Hilton lease termination transaction, operating losses, bad debts and contributions.

        Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and for operating loss carryforwards. Significant components of the Company's deferred tax asset are as follows:

	2002	2001
Lease termination	$19,583	$22,228
Operating loss carryforwards	6,175	2,470
Other	72	36

Deferred tax asset	$25,830	$24,734

        The Company's operating loss carryforwards, which are expected to provide future tax benefits, expire in 2021 ($2.5 million) and 2022 ($3.7 million). The Company believes the TRS Lessees will generate sufficient future taxable income to realize in full the deferred tax asset, as such, no valuation allowance has been recorded at December 31, 2002 and 2001, respectively.

        The reconciliation of the Company's statutory income tax rate to effective tax rate for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
Statutory U.S. Federal income tax benefit	35%	35%
State income tax benefit	3%	3%
Non-taxable REIT income	(22)%	25%
Other	(3)%	1%

Effective tax rate	13%	64%

Reconciliation between GAAP net income (loss) and REIT taxable income:

        The following table reconciles the Company's GAAP net income (loss) to taxable income for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
GAAP net income (loss)	$(3,788)	$(13,729)	$30,790
Plus GAAP net loss on taxable subsidiaries included above	2,014	40,234	889

GAAP net income from REIT operations (a)	(1,774)	26,505	31,679
Book/tax differences on minority interest share of TRS Lessees' loss	(505)	(3,206)
Book/tax differences on depreciation and amortization	6,290	4,333	(2,005)
Book/tax differences on gains/losses from capital transactions	1,268	4,781	3,745
Other book/tax differences, net	(94)	(180)	915

Adjusted taxable income subject to distribution requirement (b)	$5,185	$32,233	$34,334

(a)
All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to taxable REIT subsidiaries and non-qualified REIT subsidiaries.

(b)
The dividend requirement was 90% in 2002 and 2001, respectively, and 95% in 2000.

Characterization of distributions:

        The following table characterizes distributions paid per common share for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	$	%	$	%	$	%
Ordinary income	$0.13	13.3%	$0.90	71.6%	$1.43	92.8%
Return of capital	0.87	86.7%	0.36	28.4%	0.02	1.3%
Capital gains					0.01	0.3%
Unrecaptured Section 1250 gain					0.08	5.6%

	$1.00	100%	$1.26	100%	$1.54	100%

Note 6. Capital Stock and Partnership Units

        Common Stock.    On February 20, 2002, RFS sold 1.15 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 1.15 million units. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

        On June 4, 2002, RFS sold 2.0 million shares of common stock and contributed the net proceeds to the Partnership in exchange for 2.0 million units. Proceeds of approximately $24.6 million (net of $0.1 million expenses), together with available cash, were used to redeem the Partnership's 250,000 outstanding Series B preferred units from RFS.

        Preferred Stock.    The Board of Directors is authorized to provide for the issuance of up to 5 million shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

        In 1996, the Company issued to one of the lessees 973,684 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Company redeemed the Series A Preferred Stock on January 1, 2001 for cash consideration of $13.0 million, which resulted in a gain on redemption of $5.1 million that is included in net income (loss) applicable to common shareholders in 2001.

        On January 2, 2001, the Company issued 250,000 shares of non-convertible mandatorily redeemable Series B Preferred Stock for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Stock are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. If not redeemed prior to January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Company may redeem shares of the Series B Preferred Stock in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the shares are redeemed before December 31, 2003, the redemption price is at varying amounts over the original share price. The shares are mandatorily redeemable by the holders at varying premiums over the original share price upon a change of control, dissolution, or winding up of the Company or on the Company's failure to qualify as a REIT.

        On June 28, 2002, the Operating Partnership repurchased all of its Series B preferred units from RFS for an aggregate purchase price of $25,850,000, excluding dividends. Correspondingly, RFS repurchased all of its Series B Preferred Stock from an independent third party for an aggregate purchase price of $25,850,000, excluding dividends. In the second quarter of 2002, the Company expensed $1.9 million in costs associated with the repurchase, comprised of $0.9 million related to prepayment costs and $1.0 million in issuance costs.

        Operating Partnership Units.    RFS is the sole general partner of the Operating Partnership and is obligated to contribute the net proceeds from any issuance of its equity securities to the Operating Partnership in exchange for units of partnership interest ("Units") corresponding in number and terms to the equity securities issued. The Operating Partnership may also issue Units to third parties in exchange for cash or property, and Units so issued to third parties are redeemable at the option of the holder for a like number of shares of common stock of the Company, or cash, or a combination thereof, at the election of the Company.

        The ownership of the Operating Partnership is as follows at December 31, 2002 and 2001:

	Common Units	%	Series B Preferred Units	%
2002
RFS Hotel Investors, Inc.	28,466,461	92.05%
Third parties	2,458,705	7.95%

Total	30,925,166	100.00%

2001
RFS Hotel Investors, Inc.	25,234,877	91.12%
Third parties	2,458,705	8.88%	250,000	100.00%

Total	27,693,582	100.00%	250,000	100.00%

        General Partnership Units.    On February 20, 2002, RFS sold 1.15 million shares of common stock and contributed the net proceeds to the Operating Partnership in exchange for 1.15 million units. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

        On June 4, 2002, RFS sold 2.0 million shares of common stock and contributed the net proceeds to the Operating Partnership in exchange for 2.0 million common units. Proceeds of approximately $24.6 million (net of $0.1 million expenses), together with available cash, were used to redeem the Operating Partnership's 250,000 outstanding Series B preferred units from RFS.

        Redeemable Limited Partnership Units.    The Operating Partnership has issued limited partnership units to third parties in exchange for cash or property. The outstanding units of limited partnership interest in the Operating Partnership are redeemable at the option of the holder for a like number of shares of common stock of RFS, or cash, or a combination thereof, at the election of RFS. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable limited partnership units and measured at redemption value as of the end of the periods presented based on the closing market price of RFS's common stock at December 31, 2002 and 2001, which was $10.86 and $11.38 respectively.

        Preferred Units.    Under the partnership agreement between RFS and the Operating Partnership, the Operating Partnership is authorized to provide for the issuance of up to 5 million Preferred Units in one or more series, to establish the number of units in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

        In 1996, the Operating Partnership issued to one of the lessees 973,684 units of Series A Convertible Preferred Units (the "Series A Preferred Units"). The Operating Partnership redeemed the Series A Preferred Units on January 1, 2001 for cash consideration of $13.0 million, which resulted in a gain on redemption of $5.1 million that is included in net income (loss) applicable to unitholders in 2001.

        On January 2, 2001, the Operating Partnership issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Units for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Units are entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. If not redeemed prior to January 1, 2006, the dividend rate increases 2.0% per annum up to a maximum rate of 20.5%. The Operating Partnership may redeem units of the Series B Preferred Units in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the units are redeemed before December 31, 2003, the redemption price is at varying amounts over the original unit price. The units are mandatorily redeemable by the holders at varying premiums over the original unit price upon a change of control, dissolution, or winding up of the Operating Partnership.

        On June 28, 2002, the Operating Partnership repurchased all of its Series B preferred units from RFS for an aggregate purchase price of $25,850,000, excluding dividends. Correspondingly, RFS repurchased all of its Series B Preferred Stock from an independent third party for an aggregate purchase price of $25,850,000, excluding dividends. In the second quarter of 2002, the Operating Partnership expensed $1.9 million in costs associated with the repurchase, comprised of $0.9 million related to prepayment costs and $1.0 million in issuance costs.

        When RFS, the general partner, repurchases its outstanding common stock, the Operating Partnership repurchases a matching number of units held by RFS at an equal price. The Board of Directors of RFS approved a stock repurchase program to buy back up to 3 million shares of common stock on the open market subject to certain market conditions and other factors. During 2000, RFS repurchased 409 thousand shares at an average price per share of $10.88 or $4.4 million which has been recorded as a reduction to partners' capital as a result of the redemption of units held by RFS to fund the repurchase, bringing the total number of shares repurchased under the program to 576 thousand.

Note 7. Commitments and Contingencies

        The Company maintains comprehensive insurance on each of its hotels, including liability, fire and extended coverage, of the type and amount customarily obtained for or by hotel owners. All 10 of the Company's hotels in California are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under building codes which were less stringent with regard to earthquake related requirements. An earthquake could render significant damage to the Company's hotels. Additionally, areas in Florida where six of the Company's hotels are located may experience hurricane or high-wind activity. The Company has earthquake insurance policies on its hotels in California and wind insurance policies on certain of its hotels located in Florida. However, various types of catastrophic losses, like earthquakes and floods may not be fully insurable or may not be economically insurable. With respect to its hotels in California, in addition to the applicable deductibles under its earthquake insurance policies, the Company is self-insured for the first $7.5 million per earthquake, and its coverage is for losses up to $45 million per occurrence. The Company believes that this coverage is adequate based on an analysis performed by an independent third party for the benefit of the Company. The Company maintains terrorism insurance, which the Company believes currently insures against losses resulting from a terrorist attach. In the event of a substantial loss, the Company's insurance coverage may not be able to cover the full current market value or replacement cost of its lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect our ability to replace or renovate a hotel after it has been damaged or destroyed.

        As of December 31, 2002, the Company had a $3.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker's compensation plan set-up on behalf of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit.

        During 2002 and 2001, the Company received rental income from five hotels leased to third parties under leases which expire in 2007 (1 hotel), 2008 (2 hotels) and 2009 (2 hotels). During 2000, all of the Company's hotels were leased to third parties.

        Each lease provides for the payment of percentage rent each year based on the annual room revenues of the hotel, subject to a minimum base rent. The table below sets forth the percentage rent and base rent earned by the Company for the years ended December 31, 2002, 2001 and 2000 (in thousands).

	2002	2001	2000
Base rent	$2,487	$2,442	$40,073
Percentage rent	2,742	3,340	66,501
Base and percentage rent classified in discontinued operations			(573)

Total lease revenue	$5,229	$5,782	$106,001

        Minimum future rental income (base rents) due the Company under these noncancelable operating leases at December 31, 2002, is as follows (in thousands):

Year	Amount
2003	2,489
2004	2,489
2005	2,489
2006	2,489
2007	2,326
2008 and thereafter	1,527

$13,809

        Lease revenue is based on a percentage of room revenues, food and beverage revenues and other revenues of the hotels. Both the base rent and the threshold room revenue in each lease computation are adjusted annually for changes in the Consumer Price Index ("CPI"). The adjustment is calculated at the beginning of each calendar year. The CPI adjustments made in January 2002 and 2001 were 1.6% and 3.4%, respectively.

        The Company may terminate any lease agreement with respect to a hotel property upon the sale of a hotel property in exchange for a termination payment to the lessee. Under the percentage leases, the Company is obligated to pay the costs of real estate taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the hotels' revenues to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the hotels.

Note 8. Discontinued Operations

        In 2002, the Company adopted the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. Due to the adoption of SFAS 144, the Company now reports as discontinued operations any assets held for sale (as defined by SFAS 144), of which the Company has none at December 31, 2002, and assets sold in the current period. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statement of operations under the heading, "earnings (losses) from discontinued operations." This change has resulted in certain reclassifications of the previously reported 2001 and 2000 statements of operations.

        In 2002, the Company sold its Comfort Inn in Fort Mill, South Carolina for $3.25 million in cash, resulting in a loss on sale of approximately $3.8 million. This loss, as well as results of operations for this hotel for the years ending December 31, 2002, 2001 and 2000, are included on the consolidated statement of operations under the heading, "earnings (losses) from discontinued operations." The components of earnings (losses) from discontinued operations for the years ended December 31, 2002, 2001 and 2000 are shown below:

	2002	2001	2000
Hotel revenue	$1,590	$1,640	$573
Hotel operating costs	(1,110)	(1,324)
Property taxes and insurance	(81)	(81)	(69)
Depreciation	(268)	(315)	(278)
Hilton lease termination		(7)

Operating income (loss) before minority interest	131	(87)	226
Minority interest	10	(7)	18

Income (loss) from operations	121	(80)	208
Loss on sale of discontinued operations	(3,840)

Earnings (losses) from discontinued operations	$(3,719)	$(80)	$208

Note 9. Stock-Based Compensation Plans

        RFS sponsors a Restricted Stock and Stock Option Plan (the "Plan") that provides for the grant of stock options to purchase a specified number of shares of common stock ("Options") and grants of restricted shares of common stock ("Restricted Stock"). Upon issuance of any stock, RFS is obligated to contribute the proceeds to the Operating Partnership in exchange for an equal number of Operating Partnership units. Under the Plan, approximately 2.3 million shares of common stock, of which 650 thousand shares may be restricted stock, are available for awards to the officers and key employees of the Company and 675 thousand shares of common stock, of which 120 thousand shares may be restricted stock, are available for awards to Directors of the Company who are not officers or employees. Options issued under the plan have a maximum term of ten years from the date of grant. The exercise price of the options shall be determined on the date of each grant. Restricted shares vest between one and five years based on each individual award and these shares have voting and dividend rights from the date of grant.

        A summary of the RFS's stock options under the Plan as of December 31, 2002, 2001 and 2000, and the changes during the years are presented below (in thousands, except per share data):

	2002		2001		2000
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of years	1,388	$12.76	1,207	$13.43	1,484	$13.83
Granted	280	13.15	680	11.47	50	11.06
Exercised	(89)	11.99	(343)	12.30	(30)	11.88
Forfeited	(251)	16.14	(156)	13.72	(297)	14.64

Outstanding at end of years	1,328	$12.25	1,388	$12.76	1,207	$13.43

Exercisable at end of years	581	$12.45	519	$14.28	700	$14.25

Weighted-average fair value		$1.79		$1.10		$0.60

Price range of shares under option	$10.50 to $16.87		$10.50 to $16.87		$10.50 to $16.87

        The weighted average remaining contractual life of options outstanding as of December 31, 2001 is 8.5 years.

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend of $1.00 for 2002 grants, $1.10 for 2001 and $1.54 for 2000; volatility of 27.6% for 2002 grants, volatility of 26.7% for 2001 grants and volatility of 26.2% for 2000 grants, risk-free interest rate of 4.9% for 2002, 4.8% for 2001 and 6.2% for 2000 and expected life of 6 years for 2002, 2001 and 2000.

        Restricted Stock.    A summary of the status of RFS's restricted stock grants as of December 31, 2002, 2001 and 2000 and the changes during the years are presented below (value is computed as the weighted average fair market value of the restricted stock at grant date):

	2002		2001		2000
	# Shares	Value	# Shares	Value	# Shares	Value
Outstanding at beginning of year	611,667	$13.31	343,000	$13.42	329,000	$13.56
Granted, subject to vesting	10,500	$11.38	270,000	$13.11	14,000	$11.36
Forfeited	(3,333)	$13.06	(1,333)	$11.88

Outstanding at end of year	618,834	$13.28	611,667	$13.31	343,000	$13.42

Vested at end of year	380,169	$13.43	314,000	$13.65	270,662	$13.89

Note 10. Supplemental Disclosure of Non-Cash Activities

RFS Hotel Investors, Inc.

        In 2002, RFS:

  i.
  Recorded a $0.2 million allocation from paid in capital to minority interest.

  ii.
  Recorded an expense of $1.1 million related to the issuance costs associated with the redemption of the Series B Preferred Stock which was previously included in additional paid-in capital.

        In 2001, RFS:

  i.
  Issued 103 thousand shares of common stock with a value of $1.6 million in exchange for 103 thousand Operating Partnership units and issued 7 thousand shares of common stock with a value of $0.1 million for an interest in a subsidiary partnership.

  ii.
  Recorded a liability of $3.2 million for the fair value of the interest rate swaps at December 31, 2001.

  iii.
  Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

        In 2000, RFS:

  i.
  Recorded a $0.1 million allocation to paid-in capital from minority interest.

  ii.
  Recorded a loss and related liability of $1.0 million as a non-cash transaction for a hotel that was sold on February 20, 2001.

RFS Partnership, L.P.

        In 2002, the Operating Partnership:

  i.
  Allocated $1.3 million from redeemable limited partnership units to Partners' Capital.

  ii.
  Recorded an expense of $1.1 million related to the issuance costs associated with the redemption of the Series B Preferred Units which was previously included in Partners' Capital.

        In 2001, the Operating Partnership:

  i.
  Issued 103 thousand general partnership units with a value of $1.6 million in exchange for 103 thousand redeemable limited partnership units and issued 7 thousand general partnership units with a value of $0.1 million for an interest in a subsidiary partnership.

  ii.
  Allocated $1.3 million from redeemable limited partnership units to Partners' Capital.

  iii.
  Recorded a liability of $3.2 million for the fair value of the interest rate swaps at December 31, 2001.

  iv.
  Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

        In 2000, the Operating Partnership:

  i.
  Allocated $6.7 million to redeemable limited partnership units from Partners' Capital.

  ii.
  Recorded a loss and related liability of $1.0 million as a non-cash transaction for a hotel that was sold on February 20, 2001.

Note 11. Consolidating Financial Information of RFS Partnership, L.P.

        RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing Partnership, L.P., RFS Financing Corporation and RFS Financing 2002, LLC, wholly-owned subsidiaries of the Operating Partnership ("Guarantor Subsidiaries"), have guaranteed on a full and unconditional basis, the payment of amounts due under the Operating Partnership's $125 million senior notes. RFS Leasing II, Inc. and RFS Leasing VII, Inc. had no substantial operations prior to January 1, 2001. RFS Leasing II, Inc. leases 15 hotels directly from RFS Financing Partnership, L.P., which owns the fifteen hotels. RFS Leasing VII, Inc. leases 21 hotels from the Operating Partnership. As of and for the years ended December 31, 2002 and 2001, RFS Leasing II, Inc. and RFS Leasing VII, Inc. did not have a material amount of assets, and incurred both operating and net losses. RFS Financing 2002, LLC was formed to facilitate the issuance of the senior notes in February, 2002. RFS Financing Corporation was formed to facilitate the issuance of the 1996 commercial mortgage bonds, which were redeemed with a portion of the proceeds from the sale of the senior notes. RFS Financing Corporation and RFS Financing 2002, LLC have no operations or assets and no sources of revenue or cash flow. Consequently, in the event that it becomes necessary for RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing 2002, LLC or RFS Financing Corporation to provide credit support for the senior notes, RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing 2002, LLC and RFS Financing Corporation likely will not have sufficient cash flow to make any required payments under the senior notes.

        The following tables present consolidating information for the Operating Partnership, the Guarantor Subsidiaries and the non-guarantor subsidiaries.

Consolidating Balance Sheet
December 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$212,823	$133,507	$246,959		$593,289
Investment in consolidated entities	253,921		18,962	$(272,883)	—
Cash and cash equivalents	446	825	667		1,938
Restricted cash			4,383		4,383
Accounts receivable	2,596	12,439	10,901	(21,238)	4,698
Deferred expenses, net	6,578	176	2,051		8,805
Other assets	1,478	620	1,614		3,712
Deferred income taxes		14,384	11,446		25,830

Total assets	$477,842	$161,951	$296,983	$(294,121)	$642,655

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$18,668	$9,432	$17,340	$(21,238)	$24,202
Borrowings on Line of Credit	6,950				6,950
Mortgage notes payable			159,279		159,279
Senior Notes Payable	125,000				125,000

Total liabilities	150,618	9,432	176,619	(21,238)	315,431

Redeemable units at redemption value	26,702				26,702

General partnership units	300,522	152,519	120,364	(272,883)	300,522

Total partners' capital	300,522	152,519	120,364	(272,883)	300,522

Total liabilities and partners' capital	$477,842	$161,951	$296,983	$(294,121)	$642,655

Consolidating Balance Sheet
December 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$216,228	$143,523	$255,811		$615,562
Investment in consolidated entities	195,290		12,963	$(208,253)	—
Cash and cash equivalents	263	3,467	2,005		5,735
Restricted cash	20	11	6,786		6,817
Accounts receivable	15,556	16,969	2,331	(29,323)	5,533
Deferred expenses, net	3,077	1,512	2,375		6,964
Other assets	1,814	487	1,216		3,517
Deferred income taxes		13,552	11,182		24,734

Total assets	$432,248	$179,521	$294,669	$(237,576)	$668,862

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses	$6,365	$4,709	$26,281	$(14,323)	$23,032
Borrowings on Line of Credit	81,188				81,188
Mortgage notes payable		58,181	176,766	(15,000)	219,947

Total liabilities	87,553	62,890	203,047	(29,323)	324,167

Series B Preferred Units, $.01 par value, 5,000 units authorized, 250 units issued and outstanding	25,000				25,000

Redeemable units at redemption value	27,980				27,980

Other comprehensive income	(3,220)				(3,220)
General partnership units	294,935	116,631	91,622	(208,253)	294,935

Total partners' capital	291,715	116,631	91,622	(208,253)	291,715

Total liabilities and partners' capital	$432,248	$179,521	$294,669	$(237,576)	$668,862

Consolidating Statement of Operations
For the Year Ended December 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$112,969	$56,388		$169,357
Food and beverage		12,241	5,211		17,452
Other operating departments		3,631	2,818		6,449
Lease revenue	$27,071	20,569	2,487	$(44,898)	5,229
Other	911	31	177	(708)	411

Total hotel revenue	27,982	149,441	67,081	(45,606)	198,898

Hotel operating expenses:
Rooms		23,557	11,122		34,679
Food and beverage		9,455	3,338		12,793
Other operating departments		1,313	561		1,874
Undistributed operating expenses:
Property operating costs		15,371	6,427		21,798
Property taxes, insurance and other	3,393	3,581	5,562		12,536
Franchise costs	(193)	10,273	6,185		16,265
Maintenance and repair		6,494	2,991		9,485
Management fees		3,185	1,691		4,876
Percentage lease expense		44,898		(44,898)
Depreciation	10,213	7,228	12,371		29,812
Amortization of franchise fees and unearned compensation	1,181	40	26		1,247
General and administrative	697	10,684	7,698		19,079

Total operating expenses	15,291	136,079	57,972	(44,898)	164,444

Operating income	12,691	13,362	9,109	(708)	34,454
Debt extinguishments and swap termination costs	3,210	6,912			10,122
Amortization of loan origination costs	1,302	16	299		1,617
Interest expense	11,692	1,599	12,901	(708)	25,484
Equity in earnings (loss) of consolidated subsidiaries	1,894		1,527	(3,421)

Income (loss) from continuing operations before income taxes	(5,407)	4,835	(5,618)	3,421	(2,769)
Benefit from income taxes		(832)	(264)		(1,096)

Income (loss) from continuing operations	(5,407)	5,667	(5,354)	3,421	(1,673)
Losses from discontinued operations		(3,709)			(3,709)
Gain (loss) on sale of assets	975		(25)		950

Net income (loss)	(4,432)	1,958	(5,379)	3,421	(4,432)
Loss on redemption of preferred units	(1,890)				(1,890)
Preferred unit dividends	(1,562)				(1,562)

Net income (loss) applicable to unitholders	$(7,884)	$1,958	$(5,379)	$3,421	$(7,884)

Consolidating Statement of Operations
For the Year Ended December 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$121,140	$66,004		$187,144
Food and beverage		12,556	5,139		17,695
Other operating departments		5,180	3,864		9,044
Lease revenue	$29,455	23,172	2,651	$(49,496)	5,782
Other	1,715	96	279	(1,517)	573

Total hotel revenue	31,170	162,144	77,937	(51,013)	220,238

Hotel operating expenses:
Rooms		24,049	12,568		36,617
Food and beverage		10,171	3,362		13,533
Other operating departments		1,521	642		2,163
Undistributed operating expenses:
Property operating costs		15,249	6,944		22,193
Property taxes, insurance and other	3,392	3,454	5,921		12,767
Franchise costs	(216)	10,436	6,637		16,857
Maintenance and repair		6,482	3,094		9,576
Management fees		3,966	1,755		5,721
Percentage lease expense		55,403	(5,907)	(49,496)
Depreciation	9,037	6,726	13,527		29,290
Lease termination		35,657	29,832		65,489
Amortization of franchise fees and unearned compensation	1,315	41	28		1,384
General and administrative	1,384	10,420	7,442		19,246

Total operating expenses	14,912	183,575	85,845	(49,496)	234,836

Operating income (loss)	16,258	(21,431)	(7,908)	(1,517)	(14,598)
Amortization of loan origination costs	903	146	305		1,354
Interest expense	7,355	4,650	14,200	(1,517)	24,688
Equity in earnings (loss) of consolidated subsidiaries	(22,886)		(22,047)	44,933

Loss from continuing operations before income taxes	(14,886)	(26,227)	(44,460)	44,933	(40,640)
Benefit from income taxes		(13,552)	(11,162)		(24,714)

Loss from continuing operations	(14,886)	(12,675)	(33,298)	44,933	(15,926)
Losses from discontinued operations		(87)			(87)
Gain on sale of assets			1,127		1,127

Net loss	(14,886)	(12,762)	(32,171)	44,933	(14,886)
Gain on redemption of preferred units	5,141				5,141
Preferred unit dividends	(3,125)				(3,125)

Net loss applicable to unitholders	$(12,870)	$(12,762)	$(32,171)	$44,933	$(12,870)

Consolidating Statement of Operations
For the Year Ended December 31, 2000
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenuer:
Lease revenue	$43,716	$24,442	$37,843		$106,001
Other	2,221	37	177	$(1,650)	785

Total hotel revenue	45,937	24,479	38,020	(1,650)	106,786

Undistributed operating expenses:
Property taxes, insurance and other	4,529	2,177	3,972		10,678
Depreciation	11,687	5,817	9,416		26,920
Amortization of franchise fees and unearned compensation	610	41	23		674
General and administrative	3,617	100	2,587		6,304

Total operating expenses	20,443	8,135	15,998		44,576

Operating income	25,494	16,344	22,022	(1,650)	62,210
Amortization of loan origination costs	678	140	218		1,036
Interest expense	8,623	4,452	11,591	(1,650)	23,016
Equity in earnings of consolidated subsidiaries	21,164			(21,164)

Income from continuing operations	37,357	11,752	10,213	(21,164)	38,158
Earnings from discontinued operations		226			226
Loss on sale of assets	(3,349)		(1,027)		(4,376)

Net income	34,008	11,978	9,186	(21,164)	34,008
Preferred unit dividends	(1,412)				(1,412)

Net income applicable to unitholders	$32,596	$11,978	$9,186	$(21,164)	$32,596

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$36,108	$10,066	$(9,648)	$36,526
Cash flows from (used in) investing activities	(64,421)	45,484	10,798	(8,139)
Cash flows from (used in) financing activities	28,496	(58,192)	(2,488)	(32,184)

Net increase (decrease) in cash and cash equivalents	183	(2,642)	(1,338)	(3,797)
Cash and cash equivalents at beginning of period	263	3,467	2,005	5,735

Cash and cash equivalents at end of period	$446	$825	$667	$1,938

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$26,229	$(14,993)	$(770)	$10,466
Cash flows from (used in) investing activities	(34,462)	(13,540)	39,360	(8,642)
Cash flows from (used in) financing activities	7,447	31,864	(39,081)	230

Net increase (decrease) in cash and cash equivalents	(786)	3,331	(491)	2,054
Cash and cash equivalents at beginning of period	1,049	136	2,496	3,681

Cash and cash equivalents at end of period	$263	$3,467	$2,005	$5,735

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from operating activities	$28,142	$18,515	$18,566	$65,223
Cash flows from (used in) investing activities	67,997	(14,966)	(63,874)	(10,843)
Cash flows from (used in) financing activities	(98,741)	(3,551)	45,680	(56,612)

Net increase (decrease) in cash and cash equivalents	(2,602)	(2)	372	(2,232)
Cash and cash equivalents at beginning of period	3,651	138	2,124	5,913

Cash and cash equivalents at end of period	$1,049	$136	$2,496	$3,681

Note 12. Recent Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") of the FASB has set forth in EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We believe that SFAS No. 146 will have no effect on our results of operations and financial position.

        The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on the Company.

        The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. As of December 31, 2002, the Company accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. However, the Company will apply the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified, or settled beginning January 1, 2003.

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the disclosures required by FIN 45.

        FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," ("FIN 46") was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no ownership interest in variable interest entities that would be consolidated under the requirements of FIN 46

Note 13. Subsequent Events

        On March 3, 2003, the Company's Board of Directors declared a first quarter distribution of $0.25 per common share or unit, payable on March 31, 2003, to holders of record on March 17, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
RFS Hotel Investors, Inc.

        Our audits of the consolidated financial statements referred to in our report dated January 29, 2003, except for Note 13 as to which the date is March 3, 2003, appearing on pages F-1 and F-7 of the 2002 Form 10-K of RFS Hotel Investors, Inc. and RFS Partnership, L.P. also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
January 29, 2003

RFS HOTEL INVESTORS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2002
(in thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period
		Initial Cost										Life upon Which Depreciation in Latest Income Statement is Calculated
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Sheraton Hotel
Clayton, MO	(1)	$1,599	$4,968		$7,411	$1,599	$12,379	$13,978	$1,935	$10,444	1993	40
Holiday Inn
Columbia, SC	(1)	790	3,573		2,026	790	5,599	6,389	1,011	4,588	1993	40
Holiday Inn
Louisville, KY	(1)	1,328	3,808		2,029	1,328	5,837	7,165	1,087	4,750	1993	40
Comfort Inn
Marietta, GA	none	989	5,509		702	989	6,211	7,200	1,301	4,910	1993	40
Holiday Inn
Lafayette, LA	(1)	700	8,858		2,349	700	11,207	11,907	2,245	8,962	1993	40
Residence Inn
Kansas City, MO	(2)	392	5,344		982	392	6,326	6,718	1,239	5,087	1994	40
Hampton Inn
Ft Lauderdale, FL	(1)	590	4,664		705	590	5,369	5,959	1,080	4,289	1994	40
Holiday Inn Express
Arlington Heights, IL	(1)	350	4,121		646	350	4,767	5,117	964	3,803	1994	40
Hampton Inn
Denver, CO	(1)	500	8,098		455	500	8,553	9,053	1,798	6,755	1994	40
Holiday Inn Express
Downers Grove, IL	(1)	400	5,784		601	400	6,385	6,785	1,304	5,081	1994	40
Hampton Inn
Indianapolis, IN	(2)	475	8,008		602	475	8,610	9,085	1,778	6,832	1994	40
Hampton Inn
Lincoln, NE	(1)	350	4,829		479	350	5,308	5,658	1,099	4,209	1994	40
Hampton Inn
Bloomington, MN	(2)	375	8,657		603	375	9,260	9,635	1,890	7,370	1994	40
Holiday Inn Express
Bloomington, MN	(1)	780	6,910	152	1,094	932	8,004	8,936	1,578	6,426	1994	40
Hampton Inn
Minnetonka, MN	(1)	475	5,066		273	475	5,339	5,814	1,113	4,226	1994	40
Hampton Inn
Oklahoma City, OK	none	530	6,826		1,095	530	7,921	8,451	1,546	6,375	1994	40
Hampton Inn
Omaha, NE	none	450	6,362		872	450	7,234	7,684	1,446	5,788	1994	40
Hampton Inn
Tulsa, OK	(1)	350	5,715		820	350	6,535	6,885	1,313	5,222	1994	40

RFS HOTEL INVESTORS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2002
(in thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period
		Initial Cost										Life upon Which Depreciation in Latest Income Statement is Calculated
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Holiday Inn Express
Wauwatosa, WI	(2)	700	4,926		818	700	5,744	6,444	1,138	4,606	1994	40
Residence Inn
Fishkill, NY	(1)	2,280	10,484		935	2,280	11,419	13,699	2,256	9,163	1994	40
Residence Inn
Providence, RI	none	1,385	7,742		530	1,385	8,272	9,657	1,679	6,593	1994	40
Residence Inn
Tyler, TX	(1)	855	6,212		744	855	6,956	7,811	1,368	5,588	1994	40
Hampton Inn
Memphis, TN	(2)	980	6,157		293	980	6,450	7,430	1,286	5,164	1994	40
Residence Inn
Ft Worth, TX	none	985	10,726		1,059	985	11,785	12,770	2,272	9,513	1994	40
Residence Inn
Wilmington, DE	(1)	1,100	8,488		363	1,100	8,851	9,951	1,806	7,045	1994	40
Residence Inn
Torrance, CA	(1)	2,600	17,789		1,928	2,600	19,717	22,317	3,832	15,885	1994	40
Residence Inn
Ann Arbor, MI	none	525	4,461	227	3,378	752	7,839	8,591	1,350	6,489	1994	40
Holiday Inn
Flint, MI	(1)	1,220	11,994		541	1,220	12,535	13,755	2,505	10,030	1994	40
Residence Inn
Charlotte, NC	none	850	3,844	159	3,435	1,009	7,279	8,288	1,092	6,187	1994	40
Holiday Inn Express
Austin, TX	none	500	4,737		627	500	5,364	5,864	985	4,379	1995	40
Hampton Inn
Lakewood, CO	none	957	6,790		393	957	7,183	8,140	1,358	5,825	1995	40
Hampton Inn
Hattiesburg, MS	none	785	4,653		1,843	785	6,496	7,281	1,167	5,329	1995	40
Hampton Inn
Laredo, TX	(1)	1,037	4,116		143	1,037	4,259	5,296	767	3,492	1995	40
Residence Inn
Atlanta, GA	(1)	1,306	10,200		776	1,306	10,976	12,282	1,905	9,071	1995	40
Holiday Inn
Crystal Lake, IL	none	1,665	10,932		1,494	1,665	12,426	14,091	2,044	10,382	1995	40
Residence Inn
Orlando, FL	none	1,045	8,880		342	1,045	9,222	10,267	1,639	7,583	1995	40

RFS HOTEL INVESTORS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2002
(in thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period
		Initial Cost										Life upon Which Depreciation in Latest Income Statement is Calculated
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Residence Inn
Sacramento, CA	none	1,000	13,122		392	1,000	13,514	14,514	2,320	11,194	1996	40
Doubletree Hotel
Del Mar, CA	none	1,500	13,535	294	898	1,794	14,433	16,227	2,285	12,148	1996	40
Courtyard by Marriott
Flint, MI	(1)	600	4,852		144	600	4,996	5,596	763	4,233	1996	40
Hampton Inn
Sedona, AZ	(1)	1,464	3,858		182	1,464	4,040	5,504	533	3,507	1997	40
Hampton Inn
Chandler, AZ	(1)	485	3,950		76	485	4,026	4,511	553	3,473	1997	40
Hampton Inn
Houston, TX	(1)	606	4,919		68	606	4,987	5,593	731	4,256	1997	40
Sheraton Hotel
Milpitas, CA	(2)	5,253	23,169		792	5,253	23,961	29,214	3,515	20,446	1997	40
Sheraton Hotel
Sunnyvale, CA	(2)	785	22,401		879	785	23,280	24,065	3,417	19,863	1997	40
Sheraton Four Points
Pleasanton, CA	(2)	1,935	19,251		1,103	1,935	20,354	22,289	2,935	17,419	1997	40
Sheraton Four Points
Bakersfield, CA	(2)	1,390	7,554		647	1,390	8,201	9,591	1,173	7,028	1997	40
Beverly Heritage
Milpitas, CA	(1)	5,250	25,118		4,896	5,250	30,014	35,264	3,824	26,190	1997	40
Sheraton Hotel
Birmingham, AL	(1)	3,103	13,491		1,688	3,103	15,179	18,282	1,850	13,329	1997	40
Residence Inn
Jacksonville, FL	(1)	1,339	4,990		63	1,339	5,053	6,392	648	4,405	1997	40
Residence Inn
West Palm Beach, FL	(1)	1,293	4,025		14	1,293	4,039	5,332	486	3,553	1998	40
Hampton Inn
Jacksonville, FL	(1)	1,047	4,375		50	1,047	4,425	5,472	529	3,896	1998	40
Homewood Suites
Chandler, AZ	(1)	485	4,601		37	485	4,638	5,123	545	4,093	1998	40
Hotel Rex
San Francisco, CA	(1)	3,000	11,039		317	3,000	11,356	14,356	1,297	10,059	1998	40

RFS HOTEL INVESTORS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2002
(in thousands)

				Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period
		Initial Cost										Life upon Which Depreciation in Latest Income Statement is Calculated
									Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements
Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total			Date of Acquisition
Hilton
San Francisco, CA	$18,556	3,007	28,308		11,707	3,007	40,015	43,022	3,805	36,210	1998	40
TownPlace Suites
Ft. Worth, TX	(1)	753	4,721		107	753	4,828	5,581	479	4,349	1998	40
TownPlace Suites
Miami, FL	(1)	895	5,187		31	895	5,218	6,113	465	4,753	1999	40
TownPlace Suites
Miami (West), FL	(1)	914	5,210		173	914	5,383	6,297	424	4,959	1999	40
Unimproved land
Crystal Lake, IL	none	504				504		504		0	1995	n/a

Totals		$68,806	$477,907	$832	$67,650	$69,638	$545,557	$615,195	$88,753	$456,804

(1)
Property is collateral for the Line of Credit.
(2)
Property is collateral for long-term, fixed rate debt.

	2002	2001	2000
Cost of land and improvements, buildings and improvements:
Balance at beginning of year	$614,313	$613,733	$618,066
Additions	8,051	11,849	17,179
Disposals	(7,169)	(11,269)	(21,512)

Balance at end of year	$615,195	$614,313	$613,733

Accumulated depreciation on land improvements, buldings and improvements
Balance at beginning of year	$76,437	$64,247	$53,124
Additions	13,789	13,571	16,994
Disposals	(1,473)	(1,381)	(5,871)

Balance at end of year	$88,753	$76,437	$64,247

QuickLinks

Documents Incorporated by Reference
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
SELECTED FINANCIAL DATA (in thousands, except per share and ratio amounts)
QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
COMPARABLE HOTELS OPERATING STATISTICS For The Year Ended December 31, 2002
COMPARABLE HOTELS OPERATING STATISTICS For the Year Ended December 31, 2001
  Item 7A. Qualitative and Quantitative Disclosure About Market Risk
Expected Principal Cash Flows
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 10-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
REPORT OF INDEPENDENT ACCOUNTANTS
RFS HOTEL INVESTORS, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2002, 2001 and 2000 (in thousands, except per share data)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31, 2002, 2001 and 2000 (in thousands, except per share data)
RFS HOTEL INVESTORS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)
REPORT OF INDEPENDENT ACCOUNTANTS
RFS PARTNERSHIP, L.P. CONSOLIDATED BALANCE SHEETS (in thousands)
RFS PARTNERSHIP, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2002, 2001 and 2000 (in thousands, except per unit data)
RFS PARTNERSHIP, L.P. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)
RFS PARTNERSHIP, L.P. CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)
RFS PARNTERSHIP, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF RFS HOTEL INVESTORS, INC. AND RFS PARTNERSHIP, L.P.
Consolidating Balance Sheet December 31, 2002 (in thousands)
Consolidating Balance Sheet December 31, 2001 (in thousands)
Consolidating Statement of Operations For the Year Ended December 31, 2002 (in thousands)
Consolidating Statement of Operations For the Year Ended December 31, 2001 (in thousands)
Consolidating Statement of Operations For the Year Ended December 31, 2000 (in thousands)
Consolidating Statement of Cash Flows For the Year Ended December 31, 2002 (in thousands)
Consolidating Statement of Cash Flows For the Year Ended December 31, 2001 (in thousands)
Consolidating Statement of Cash Flows For the Year Ended December 31, 2000 (in thousands)
REPORT OF INDEPENDENT ACCOUNTANTS