Form 10-Q
period 2003-03-31
RFS PARTNERSHIP LP; RFS HOTEL INVESTORS INC
filed 2003-05-14
CIK 1168409, 906408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether each Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether RFS Hotel Investors, Inc. is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes ☐ No. Indicate by check mark whether RFS Partnership, L.P. is an accelerated filer (as defined in Exchange Act Rule 12b-2).   ☐ Yes ☒ No

The number of shares of RFS Hotel Investors, Inc. Common Stock, $.01 par value, outstanding on May 14, 2003 was 29,519,999. The number of units of RFS Partnership, L.P. outstanding on May 14, 2003 was 31,941,851 (92% of which were held by RFS Hotel Investors, Inc.).

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

RFS HOTEL INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Investment in hotel properties, net	$592,233	$593,289
Cash and cash equivalents	3,048	1,938
Restricted cash	5,363	4,383
Accounts receivable	5,519	4,698
Deferred expenses, net	8,328	8,805
Other assets	4,069	3,712
Deferred income taxes	26,827	25,830
Total assets	$645,387	$642,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$20,181	$22,160
Borrowings on Line of Credit	24,800	6,950
Mortgage notes payable	158,582	159,279
Senior notes payable	121,220	125,000
Minority interest in Operating Partnership, 2,422 and 2,459 units issued and outstanding at March 31, 2003 and December 31, 2002, respectively	27,473	28,047
Total liabilities	352,256	341,436
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 29,093 and 29,043 shares issued at March 31, 2003 and December 31, 2002, respectively	291	290
Additional paid-in capital	408,712	408,017
Treasury stock, at cost, 576 shares	(8,100)	(8,100)
Distributions in excess of earnings	(107,772)	(98,988)
Total shareholders’ equity	293,131	301,219
Total liabilities and shareholders’ equity	$645,387	$642,655

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Rooms	$38,363	$40,409
Food and beverage	4,171	4,203
Other operating departments	1,409	1,593
Lease revenue	1,615	1,634
Deferred revenue	(987)	(1,012)
Other	39	154
Total hotel revenue	44,610	46,981
Hotel operating expenses:
Rooms	8,252	8,337
Food and beverage	3,001	3,161
Other operating departments	426	466
Undistributed operating expenses:
Property operating costs	5,720	5,260
Property taxes, insurance and other	2,928	3,335
Franchise costs	3,721	3,813
Maintenance and repair	2,520	2,281
Management fees	1,344	1,251
Depreciation	7,521	7,246
Amortization of franchise fees and unearned compensation	286	319
General and administrative	4,653	4,739
Total operating expenses	40,372	40,208
Operating income	4,238	6,773
Debt extinguishments and swap termination costs		10,122
Amortization of loan origination costs	363	357
Interest expense	6,658	6,044
Loss from continuing operations before minority interest and income taxes	(2,783)	(9,750)
Minority interest	(140)	(795)
Benefit from income taxes	(997)	(510)
Loss from continuing operations	(1,646)	(8,445)
Losses from discontinued operations		(75)
Gain (loss) on sale of assets	(9)	972
Net loss	(1,655)	(7,548)
Preferred stock dividends		(781)
Net loss applicable to common shareholders	$(1,655)	$(8,329)

Loss per share data:
Basic loss per share from continuing operations	$(0.06)	$(0.32)
Discontinued operations	0.00	0.00
Basic loss per share	$(0.06)	$(0.32)

Diluted loss per share from continuing operations	$(0.06)	$(0.32)
Discontinued operations	0.00	0.00
Diluted loss per share	$(0.06)	$(0.32)

Weighted average common shares outstanding—basic and diluted	28,516	25,761

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(1,655)	$(7,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,170	7,997
Minority interest in Operating Partnership	(140)	(795)
Write-off of deferred expenses	122	1,361
Loss (gain) on sale of assets	9	(972)
Changes in assets and liabilities:
Accounts receivable	(821)	424
Other assets	(390)	(468)
Deferred income taxes	(997)	(510)
Accounts payable and accrued expenses	(1,979)	2,649
Net cash provided by operating activities	2,319	2,138
Cash flows from investing activities:
Investment in hotel properties	(6,447)	(1,687)
Restricted cash	(980)	(338)
Proceeds from sale of assets	7	1,111
Net cash used by investing activities	(7,420)	(914)
Cash flows from financing activities:
Net proceeds (payments) on line of credit	17,850	(63,188)
Proceeds from issuance of (payments to retire) Senior Notes	(3,780)	125,000
Payments on mortgage notes payable	(697)	(58,828)
Distributions to common and preferred shareholders	(7,129)	(6,297)
Distributions to limited partners	(23)	(615)
Issuance of common and preferred stock	29	14,808
Loan fees paid	(39)	(3,715)
Net cash provided by financing activities	6,211	7,165
Net increase in cash and cash equivalents	1,110	8,389
Cash and cash equivalents at beginning of period	1,938	5,735
Cash and cash equivalents at end of period	$3,048	$14,124

Supplemental disclosure of non-cash activities:

In 2003, the Company issued 37 thousand shares of common stock with a value of $0.4 million in exchange for 37 thousand Operating Partnership units.

In 2002, the Company recorded a $0.1 million allocation from paid in capital to minority interest.

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Investment in hotel properties, net	$592,233	$593,289
Cash and cash equivalents	3,048	1,938
Restricted cash	5,363	4,383
Accounts receivable	5,519	4,698
Deferred expenses, net	8,328	8,805
Other assets	4,069	3,712
Deferred income taxes	26,827	25,830
Total assets	$645,387	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$22,223	$24,202
Borrowings on Line of Credit	24,800	6,950
Mortgage notes payable	158,582	159,279
Senior notes payable	121,220	125,000
Total liabilities	326,825	315,431
Commitments and contingencies
Redeemable limited partnership units at redemption value, 2,422 units at March 31, 2003 and 2,459 units at December 31, 2002, respectively	23,492	26,702
Partners’ capital:
General partnership units, 28,517 units and 28,467 units at March 31, 2003 and December 31, 2002, respectively	295,070	300,522
Total partners’ capital	295,070	300,522
Total liabilities and partners’ capital	$645,387	$642,655

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands, except per unit data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Rooms	$38,363	$40,409
Food and beverage	4,171	4,203
Other operating departments	1,409	1,593
Lease revenue	1,615	1,634
Deferred revenue	(987)	(1,012)
Other	39	154
Total hotel revenue	44,610	46,981
Hotel operating expenses:
Rooms	8,252	8,337
Food and beverage	3,001	3,161
Other operating departments	426	466
Undistributed operating expenses:
Property operating costs	5,720	5,260
Property taxes, insurance and other	2,928	3,335
Franchise costs	3,721	3,813
Maintenance and repair	2,520	2,281
Management fees	1,344	1,251
Depreciation	7,521	7,246
Amortization of franchise fees and unearned compensation	286	319
General and administrative	4,653	4,739
Total operating expenses	40,372	40,208
Operating income	4,238	6,773
Debt extinguishments and swap termination costs		10,122
Amortization of loan origination costs	363	357
Interest expense	6,658	6,044
Loss from continuing operations before income taxes	(2,783)	(9,750)
Benefit from income taxes	(997)	(510)
Loss from continuing operations	(1,786)	(9,240)
Losses from discontinued operations		(75)
Gain (loss) on sale of assets	(9)	972
Net loss	(1,795)	(8,343)
Preferred unit dividends		(781)
Net loss applicable to common unitholders	$(1,795)	$(9,124)

Loss per unit data:
Basic loss per unit from continuing operations	$(0.06)	$(0.32)
Discontinued operations	0.00	0.00
Basic loss per unit	$(0.06)	$(0.32)

Diluted loss per unit from continuing operations	$(0.06)	$(0.32)
Discontinued operations	0.00	0.00
Diluted loss per unit	$(0.06)	$(0.32)

Weighted average common units outstanding—basic and diluted	30,939	28,220

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(1,795)	$(8,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,170	7,997
Write-off of deferred expenses	122	1,361
Loss (gain) on sale of assets	9	(972)
Changes in assets and liabilities:
Accounts receivable	(821)	424
Other assets	(390)	(468)
Deferred income taxes	(997)	(510)
Accounts payable and accrued expenses	(1,979)	2,649
Net cash provided by operating activities	2,319	2,138
Cash flows from investing activities:
Investment in hotel properties	(6,447)	(1,687)
Restricted cash	(980)	(338)
Proceeds from sale of assets	7	1,111
Net cash used by investing activities	(7,420)	(914)
Cash flows from financing activities:
Net proceeds (payments) on line of credit	17,850	(63,188)
Proceeds from issuance of (payments to retire) Senior Notes	(3,780)	125,000
Payments on mortgage notes payable	(697)	(58,828)
Distributions to unitholders	(7,152)	(6,912)
Issuance of common and preferred units	29	14,808
Loan fees paid	(39)	(3,715)
Net cash provided by financing activities	6,211	7,165
Net increase in cash and cash equivalents	1,110	8,389
Cash and cash equivalents at beginning of period	1,938	5,735
Cash and cash equivalents at end of period	$3,048	$14,124

Supplemental disclosure of non-cash activities:

In 2003, the Partnership:

i.                                          Allocated $2.8 million from redeemable limited partnership units to Partners’ Capital.

ii.                                       Issued 37 thousand general partnership units with a value of $0.4 million in exchange for 37 thousand redeemable limited partnership units.

In 2002, the Partnership allocated $8.2 million from Partners’ Capital to redeemable limited partnership units.

The accompanying notes are an integral part of these consolidated financial statements.

RFS HOTEL INVESTORS, INC. AND RFS PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization.  RFS Hotel Investors, Inc. (“RFS or the Company”), is a publicly held hotel real estate investment trust which, at March 31, 2003, owned interests in 57 hotels with 8,271 rooms located in 24 states (collectively the “Hotels”) through its approximate 92% equity interest in RFS Partnership, L.P. (the “Operating Partnership”). At March 31, 2003, third party limited partners owned the remaining 8%. RFS is the general partner in the Operating Partnership. The Operating Partnership is the issuer of public debt. Because RFS is the issuer of publicly held common stock and the Operating Partnership is the issuer of publicly held debt, both entities are required to file Form 10-Q’s, either separately or combined. This Form 10-Q represents a combined Form 10-Q for both RFS and the Operating Partnership. RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the “Company.” Unless one of the notes to the consolidated financial statements specifically refers to either RFS or the Operating Partnership, the notes are applicable to both RFS and the Operating Partnership as separate registrants.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for audited financial statements and should be read in conjunction with the financial statements and notes thereto of RFS and the Operating Partnership included in the combined RFS and Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC.

The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. In preparing financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year or future periods.

2.  Basic and Diluted Earnings Per Share or Unit. Basic earnings (loss) per share or unit from continuing operations is computed by dividing income (loss) from continuing operations, less preferred stock or unit dividends, plus (minus) the gain (loss) on sale of assets by the weighted average number of common shares or units outstanding during the period. Diluted earnings (loss) per share or unit from continuing operations is computed by dividing income (loss) from continuing operations, less preferred stock or unit dividends, plus (minus) the gain (loss) on sale of assets by the weighted average number of common shares or units and equivalents outstanding.

Basic earnings per share or unit is computed by dividing net income (loss) applicable to common shareholders or unitholders by the weighted average number of common shares or units outstanding during the period. Diluted earnings per share or unit is computed by dividing net income (loss) applicable to common shareholders or unitholders by the weighted average number of common shares or units and equivalents outstanding. Common share or unit equivalents represent shares or units issuable upon exercise of options.

For the three months ended March 31, 2003, there were no common share or unit equivalents pursuant upon the exercise of options and for the three months ended March 31, 2002, 133 thousand common share or unit equivalents pursuant upon the exercise of options would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per share or unit. In addition, the Series B Preferred Stock or Units are non-convertible and accordingly, are not included in the computation of diluted earning per share or unit for the three months ended March 31, 2002.

3.  Declaration of Dividends.  On March 3, 2003, the Board of RFS declared a $0.25 dividend on each share of Common Stock outstanding to shareholders of record on March 17, 2003. The dividend on Common Stock was paid on March 31, 2003. Correspondingly, the Partnership declared a $0.25 dividend on each general partnership and limited partnership unit outstanding to unitholders of record on March 17, 2003. A portion ($23 thousand) of the dividend payable to the minority interest holders (limited partnership unitholders) was paid on March 31, 2003 and the remainder ($582 thousand) was paid on April 1, 2003.

4.  Revenue Recognition.  In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the Percentage Lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. At March 31, 2003, deferred revenue of $1.0 million is included in accounts payable and accrued expenses. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three months ended March 31, 2003 and 2002, five hotels were leased to third-party lessees.

5.  Debt.  During the first quarter, the Company borrowed approximately $3.8 million under the Line of Credit to retire $3.8 million of Senior Notes. The Senior Notes were purchased in open market transactions at then prevailing market prices.  As a result of the prepayment of the $3.8 million Senior Notes, the Company expensed $122 thousand in unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.

6.  Minority Interest in Operating Partnership.  At March 31, 2003, $582 thousand of declared and unpaid distributions are included in minority interest in operating partnership.  The distributions were paid on April 1, 2003.

7.  Gain (Loss) on Sale of Assets.  The loss of $9 thousand relates to losses incurred on the sale of several hotel vans.  In the first quarter 2002, the Company recognized a gain of approximately $1.0 million on the sale of an unconsolidated joint venture for approximately $1.1 million.

8.  Income Taxes.  Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of income tax benefit for the three months ended March 31, 2003 are as follows:

Three Months Ended
Deferred:
Federal	$(997)
Benefit from income taxes	$(997)

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the income or losses of the TRS Lessees, adjusted for temporary differences related mainly to the Hilton lease termination transaction and operating losses.

The deferred tax asset is provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, resulting primarily from the Hilton lease termination, and for operating loss carryforwards.  The Company believes that the TRS Lessees will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded at March 31, 2003.

9.  Comprehensive Income.  SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income (loss). For the three months ended March 31, 2003, there were no items of other comprehensive income for RFS and the Operating Partnership.

10.  Segment Information.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

11.  Discontinued Operations.  In November 2002, the Company sold its Comfort Inn in Fort Mill, South Carolina for $3.25 million in cash, resulting in a loss on sale of approximately $3.8 million. The results of operations for this hotel for the three months ending March 31, 2002 are included on the consolidated statement of operations under the heading, “losses from discontinued operations.” There were no results of operations for this hotel in 2003.  The components of losses from discontinued operations for the three months ending March 31, 2002 are shown below:

2002
Hotel revenue	$296
Hotel operating costs	(272)
Property taxes and insurance	(24)
Depreciation	(75)
Losses from discontinued operations	$(75)

12.  Incentive Plan Matters Submitted for Approval to the RFS shareholders.  In the proxy dated March 21, 2003, RFS submitted three matters pertaining to its incentive plans for voting approval from its shareholders.  A summary of each matter and the result of the vote by the RFS shareholders is as follows:

a) Approve the Extension of the Term of the RFS Incentive Plan. The Company’s 1993 Restricted Stock and Stock Option Plan (the “Incentive Plan”) was going to expire on March 31, 2004. On January 29, 2003, the Board of Directors amended the Incentive Plan to extend its term until January 28, 2013, subject to shareholder approval. The approval of the amendment extending the term of the Incentive Plan required an affirmative vote of the holders of at least a majority of the total votes cast on the proposal at the Annual Meeting in person or by proxy. The Board of Directors unanimously recommended that the RFS shareholders vote FOR the proposal to authorize the amendment of the Incentive Plan to extend the term of the Incentive Plan to January 28, 2013.  At the annual meeting of RFS shareholders, which was held on May 1, 2003, the amendment to extend the term of the vote was approved with 15,382,857 shares voting for the amendment, 2,793,561 shares voting against the amendment and 86,946 shares abstaining from voting.

b) Approve the Increase in Shares Under the Incentive Plan.  On January 29, 2003, the Board of Directors amended the Incentive Plan to increase the number of shares of Common Stock that may be issued upon the exercise of options and upon the grant of stock awards. The amendment increasing the Incentive Plan’s share authorization was adopted by the Board of Directors, subject to the approval of shareholders. The amendment to the Incentive Plan authorizes the issuance of an additional 750,000 shares of Common Stock. Of the additional shares, 600,000 shares are reserved for the Officers’ Plan and the remaining 150,000 shares are reserved for the Directors’ Plan. The approval of the amendment to the Incentive Plan to increase the maximum number of shares of Common Stock that may be issued under the Incentive Plan required an affirmative vote of the holders of at least a majority of the total votes cast on the proposal at the Annual Meeting in person or by proxy. The Board of Directors unanimously recommended that the RFS shareholders vote FOR the proposal to authorize the amendment of the Incentive Plan to increase the number of shares of Common Stock available for grant under the Incentive Plan by 750,000 shares.  At the annual meeting of RFS shareholders, which was held on May 1, 2003, the amendment to extend the term of the vote was approved with 15,245,206 shares voting for the amendment, 2,929,921 shares voting against the amendment and 88,237 shares abstaining from voting.

c) Approve the RFS Employee Stock Purchase Plan.  On September 1, 2001, the Board of Directors approved the RFS Hotel Investors, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). If the Purchase Plan were approved by the RFS shareholders, the Purchase Plan would qualify under Section 423 of the Internal Revenue Code. The Board of Directors unanimously recommended that the shareholders vote FOR the approval of Purchase Plan.  At the annual meeting of RFS shareholders, which was held on May 1, 2003, the amendment to approve the Purchase Plan was approved with 17,182,535 shares voting for the amendment, 1,023,305 shares voting against the amendment and 57,524 shares abstaining from voting.

13.  Stock Based Compensation.  The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company applies the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified, or settled beginning January 1, 2003.

There were no grants of options to purchase shares of common stock or units made during the three months ended March 31, 2003 and 2002.  Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS 123, the Company’s net loss and losses per share would have been reduced to the pro forma amounts indicated below for the quarter ended March 31, 2003 and 2002, respectively:

	2003	2002
Net loss applicable to common shareholders:
As reported	$(1,655)	$(8,329)
Pro forma	$(1,755)	$(8,448)
Basic and diluted earnings (loss) per share:
As reported	$(0.06)	$(0.32)
Pro forma	$(0.06)	$(0.33)

14.  Consolidating Financial Information of RFS Partnership, L.P.  RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing Partnership, L.P., RFS Financing Corporation and RFS Financing 2002, LLC, wholly-owned subsidiaries of the Operating Partnership (“Guarantor Subsidiaries”), have guaranteed on a full and unconditional basis, the payment of amounts due under the Operating Partnership’s $121.2 million Senior Notes. RFS Leasing II and RFS Leasing VII had no substantial operations prior to January 1, 2002. RFS Leasing II leases 15 hotels directly from RFS Financing Partnership, L.P., which owns the fifteen hotels. RFS Leasing VII leases 21 hotels from the Operating Partnership. As of and for the three months ended March 31, 2003 and 2002, RFS Leasing II and RFS Leasing VII did not have a material amount of assets, and incurred both operating and net losses. RFS Financing 2002 was formed to facilitate the issuance of the Senior Notes. RFS Financing Corporation was formed to facilitate the issuance of the 1996 commercial mortgage bonds, which were redeemed with a portion of the proceeds from the sale of the Senior Notes. RFS Financing Corporation and RFS Financing 2002 have no operations or assets and no sources of revenue or cash flow. Consequently, in the event that is becomes necessary for RFS Leasing II, RFS Leasing VII, RFS Financing 2002 or RFS Financing Corporation to provide credit support for the Senior Notes, RFS Leasing II, RFS Leasing VII, RFS Financing 2002 and RFS Financing Corporation likely will not have sufficient cash flow to make any required payments under the Senior Notes.

The following tables present consolidating information for the Partnership, the Guarantor Subsidiaries and the non-guarantor subsidiaries.

Consolidating Balance Sheet

March 31, 2003

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$214,246	$133,286	$244,701		$592,233
Investment in consolidated entities	250,914		17,649	$(268,563)	—
Cash and cash equivalents	596	498	1,954		3,048
Restricted cash			5,363		5,363
Accounts receivable	3,257	14,072	13,772	(25,582)	5,519
Deferred expenses, net	6,191	166	1,971		8,328
Other assets	1,591	732	1,746		4,069
Deferred income taxes		15,180	11,647		26,827
Total assets	$476,795	$163,934	$298,803	$(294,145)	$645,387

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$12,213	$12,427	$23,165	$(25,582)	$22,223
Borrowings on Line of Credit	24,800				24,800
Mortgage notes payable			158,582		158,582
Senior Notes Payable	121,220				121,220
Total liabilities	158,233	12,427	181,747	(25,582)	326,825
Redeemable units at redemption value	23,492				23,492
General partnership units	295,070	151,507	117,056	(268,563)	295,070
Total partners’ capital	295,070	151,507	117,056	(268,563)	295,070
Total liabilities and partners’ capital	$476,795	$163,934	$298,803	$(294,145)	$645,387

Consolidating Balance Sheet

December 31, 2002

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$212,823	$133,507	$246,959		$593,289
Investment in consolidated entities	253,921		18,962	$(272,883)	—
Cash and cash equivalents	446	825	667		1,938
Restricted cash			4,383		4,383
Accounts receivable	2,596	12,439	10,901	(21,238)	4,698
Deferred expenses, net	6,578	176	2,051		8,805
Other assets	1,478	620	1,614		3,712
Deferred income taxes		14,384	11,446		25,830
Total assets	$477,842	$161,951	$296,983	$(294,121)	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$18,668	$9,432	$17,340	$(21,238)	$24,202
Borrowings on Line of Credit	6,950				6,950
Mortgage notes payable			159,279		159,279
Senior Notes Payable	125,000				125,000
Total liabilities	150,618	9,432	176,619	(21,238)	315,431
Redeemable units at redemption value	26,702				26,702
General partnership units	300,522	152,519	120,364	(272,883)	300,522
Total partners’ capital	300,522	152,519	120,364	(272,883)	300,522
Total liabilities and partners’ capital	$477,842	$161,951	$296,983	$(294,121)	$642,655

Consolidating Statement of Operations

For the Three Months Ended March 31, 2003

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$24,958	$13,405		$38,363
Food and beverage		3,001	1,170		4,171
Other operating departments		781	628		1,409
Lease revenue	$6,599	4,239	764	$(9,987)	1,615
Deferred revenue	(508)		(479)		(987)
Other	187	1	28	(177)	39
Total hotel revenue	6,278	32,980	15,516	(10,164)	44,610

Hotel operating expenses:
Rooms		5,421	2,831		8,252
Food and beverage		2,245	756		3,001
Other operating departments		305	121		426
Undistributed operating expenses:
Property operating costs		4,007	1,713		5,720
Property taxes, insurance and other	563	928	1,437		2,928
Franchise costs	(51)	2,327	1,445		3,721
Maintenance and repair		1,699	821		2,520
Management fees		902	442		1,344
Percentage lease expense		9,987		(9,987)
Depreciation	2,580	1,742	3,199		7,521
Amortization of franchise fees and unearned compensation	272	8	6		286
General and administrative	217	2,624	1,812		4,653
Total operating expenses	3,581	32,195	14,583	(9,987)	40,372
Operating income	2,697	785	933	(177)	4,238
Amortization of loan origination costs	288	1	74		363
Interest expense	3,508	177	3,150	(177)	6,658
Equity in (earnings) loss of consolidated subsidiaries	686		1,406	(2,092)
Income (loss) from continuing operations before income taxes	(1,785)	607	(3,697)	2,092	(2,783)
Benefit from income taxes		(796)	(201)		(997)
Income (loss) from continuing operations	(1,785)	1,403	(3,496)	2,092	(1,786)
Gain (loss) on sale of assets	(10)	1			(9)
Net income (loss)	(1,795)	1,404	(3,496)	2,092	(1,795)
Preferred unit dividends
Net income (loss) applicable to unitholders	$(1,795)	$1,404	$(3,496)	$2,092	$(1,795)

Consolidating Statement of Operations

For the Three Months Ended March 31, 2002

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$26,789	$13,620		$40,409
Food and beverage		3,046	1,157		4,203
Other operating departments		909	684		1,593
Lease revenue	$7,047	4,966	716	$(11,095)	1,634
Deferred revenue	(577)		(435)		(1,012)
Other	282	14	41	(183)	154
Total hotel revenue	6,752	35,724	15,783	(11,278)	46,981

Hotel operating expenses:
Rooms		5,625	2,712		8,337
Food and beverage		2,382	779		3,161
Other operating departments		327	139		466
Undistributed operating expenses:
Property operating costs		3,659	1,601		5,260
Property taxes, insurance and other	864	859	1,612		3,335
Franchise costs	(51)	2,339	1,525		3,813
Maintenance and repair		1,554	727		2,281
Management fees		815	436		1,251
Percentage lease expense		11,095		(11,095)
Depreciation	2,483	1,680	3,083		7,246
Amortization of franchise fees and unearned compensation	302	10	7		319
General and administrative	110	2,659	1,970		4,739
Total operating expenses	3,708	33,004	14,591	(11,095)	40,208
Operating income	3,044	2,720	1,192	(183)	6,773
Debt extinguishments and swap termination costs	3,210	6,912			10,122
Amortization of loan origination costs	269	14	74		357
Interest expense	1,953	1,073	3,201	(183)	6,044
Equity in (earnings) loss of consolidated subsidiaries	6,940		117	(7,057)
Income (loss) from continuing operations before income taxes	(9,328)	(5,279)	(2,200)	7,057	(9,750)
Benefit from income taxes		(72)	(438)		(510)
Income (loss) from continuing operations	(9,328)	(5,207)	(1,762)	7,057	(9,240)
Losses from discontinued operations		(75)			(75)
Gain (loss) on sale of assets	985		(13)		972
Net income (loss)	(8,343)	(5,282)	(1,775)	7,057	(8,343)
Preferred unit dividends	(781)				(781)
Net income (loss) applicable to unitholders	$(9,124)	$(5,282)	$(1,775)	$7,057	$(9,124)

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2003

(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(5,874)	$3,701	$4,492	$2,319
Cash flows from (used in) investing activities	(1,006)	(4,028)	(2,386)	(7,420)
Cash flows from (used in) financing activities	7,030	—	(819)	6,211
Net increase in cash and cash equivalents	150	(327)	1,287	1,110
Cash and cash equivalents at beginning of period	446	825	667	1,938
Cash and cash equivalents at end of period	$596	$498	$1,954	$3,048

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2002

(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$10,743	$2	$(8,607)	$2,138
Cash flows from (used in) investing activities	(72,524)	60,924	10,686	(914)
Cash flows from (used in) financing activities	66,006	(58,191)	(650)	7,165
Net increase in cash and cash equivalents	4,225	2,735	1,429	8,389
Cash and cash equivalents at beginning of period	263	3,467	2,005	5,735
Cash and cash equivalents at end of period	$4,488	$6,202	$3,434	$14,124

15.  Subsequent Events – On May 8, 2003, the Company announced that the Company entered into an agreement with CNL Hospitality Properties, Inc. (“CNL”) under which a wholly-owned subsidiary of CNL will acquire the Company for approximately $383 million in cash ($12.35 per share or unit), plus the assumption of total debt ($304.6 million at March 31, 2003), for total consideration of approximately $687.6 million.  Under the terms of the agreement, CNL will acquire all outstanding common stock of RFS and outstanding partnership units of the Operating Partnership for $12.35 per share or unit in cash at closing, which is expected to occur in the third quarter of 2003.

The transaction has been approved by the board of directors of each company, and is subject to approval by RFS shareholders and the Operating Partnership’s limited partners, certain regulatory approvals and other customary closing conditions.  This transaction is not subject to the consent of RFS bondholders. In anticipation of the closing, the Company has agreed to suspend payment of its quarterly dividend. Separately, on May 9, 2003, CNL purchased directly from RFS one million newly issued shares of RFS common stock at a price per share of $12.35 in cash, the proceeds of which will be used to pay down the Company’s Line of Credit.  The transaction is not contingent upon CNL obtaining financing.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed herein may constitute forward-looking statements within the meaning of the federal securities laws. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, will and hope or similar expressions. The Company and the Operating Partnership have based these forward-looking statements on their current expectations, estimates and projections about future events and trends affecting the industry and markets in which the Company and the Operating Partnership operate, as well as the financial condition of their business, which may prove to be incorrect. These forward-looking statements relate to future events, future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause the Company and the Operating Partnership’s actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. General economic conditions, including the timing and magnitude of recovery from the current economic downturn, future acts of terrorism or war, risks associated with the hotel and hospitality business, the availability of capital, and numerous other factors may affect the Company and the Operating Partnership’s future results, performance and achievements. These risks and uncertainties are described in greater detail in the Company and the Operating Partnership’s other filings with the SEC, particularly under the caption “Risk Factors” in our combined Form 10-K for the year ended December 31, 2002. You should carefully read these SEC filings.  Except as required by the federal securities laws, the Company and the Operating Partnership disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in the Company and Operating Partnership’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Although the Company and the Operating Partnership believe current expectations are based upon reasonable assumptions, the Company and the Operating Partnership can give no assurance that expectations will be attained or that actual results will not differ materially.

General.  RFS is a hotel real estate investment trust which, at March 31, 2003, owned interests in 57 hotels with 8,271 rooms located in 24 states (collectively the “Hotels”) through its approximate 92% equity interest in the Operating Partnership. Third party limited partners owned the remaining 8%. Unless the context otherwise requires, this management’s discussion and analysis of financial condition and results of operation for RFS and the Operating Partnership are substantially similar in all respects except for net income (loss) due to the approximate 8% minority interest in the Operating Partnership. RFS is the general partner in the Operating Partnership. RFS, the Operating Partnership, and their subsidiaries are herein referred to, collectively, as the “Company.”  The following summarizes additional information for the 57 hotels owned at March 31, 2003:

Franchise Affiliation	Hotel Properties	Rooms/Suites
Full Service Hotels:
Holiday Inn	5	954
Sheraton	3	864
Sheraton Four Points	2	412
Doubletree	1	221
Independent	2	331
Hilton	2	234
	15	3,016

Extended Stay Hotels:
Residence Inn by Marriott	14	1,851
TownePlace Suites by Marriott	3	285
Homewood Suites by Hilton	1	83
	18	2,219

Limited Service Hotels:
Hampton Inn	17	2,113
Holiday Inn Express	5	637
Courtyard by Marriott	1	102
Comfort Inn	1	184
	24	3,036
Total	57	8,271

At March 31, 2003, the Company leased five hotels to two third-party lessees. Fifty hotels are managed by Flagstone Hospitality Management Company LLC (“Flagstone”) and the remaining seven hotels are managed by four other third party management companies.

Results of Operations

Comparison of the three months ended March 31, 2003 and March 31, 2002.

Revenue

Revenue decreased 5.0% for the quarter from $47.0 million to $44.6 million.  Both business and leisure travel demand waned in the quarter due primarily to the war in Iraq, the threat associated with the spreading of Severe Acute Respiratory Syndrome (“SARS”) and substantial renovations that the Company was undergoing at three hotels: the Hotel Rex in San Francisco, CA, and the Residence Inns in Sacramento, CA and Fishkill, NY.  Excluding these three hotels, for the quarter, revenue per available room declined 2.5% due to a 3.6% decline in average daily rate, offset, in part, by an increase in occupancy of 0.8 percentage points. Throughout the quarter, as compared to the prior year and excluding the three hotels undergoing substantial renovations, revenue per available room deteriorated with declines of 0.7% in January, 2.2% in February and 4.5% in March.  Adjusting March data for the timing of the Easter and Passover holidays in 2003 versus 2002, revenue per available room declined approximately 9%.  Revenue per available room at the Company’s 54 comparable hotels for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 2.5%, 2.7% and 2.2% for the quarter.

The Company’s five comparable northern California properties experienced an average decline in revenue per available room of 9.0%. In San Francisco, the Hilton Fisherman’s Wharf experienced an increase in revenue per available room of 2.2% for the quarter, while at our four Silicon Valley hotels, revenue per available room decreased 11.8% for the quarter, which compares favorable to the decline in revenue per available room within the San Jose/Santa Cruz Metropolitan Service Area (“MSA”) of approximately 16.0%. The decline in year over year revenue per available room in both the San Francisco/San Mateo MSA and the San Jose/Santa Cruz MSA in Silicon Valley was due to the continued downturn in the technology and telecommunications industries, a weak convention calendar and a lack of business travelers, both domestic and international. Excluding the five comparable northern California properties, revenue per available room declined approximately 1.0%, which compares to the industry’s decline of 1.6%, as reported by Smith Travel Research.

The Company hopes to benefit in the future from the expected decline in new supply growth as predicted by Smith Travel Research, which combined with an economic turnaround may create increased lodging demand for our hotels. This may lead to growth in revenue per available room, net income and dividends.

The following shows hotel operating statistics for the 54 comparable hotels for the three months ended March 31, 2003. The hotels excluded in the comparable statistics are the Residence Inns in Fishkill, NY and Sacramento, CA, which are undergoing substantial renovations resulting in meaningful rooms out of service, and the Hotel Rex in San Francisco, CA, which closed in November 2002 and partially reopened in late March 2003 after undergoing an earthquake retrofit and renovation.  Aggregate capital expenditures for these three hotel projects are approximately $5.8 million.

COMPARABLE HOTELS OPERATING STATISTICS

For The Three Months Ended March 31, 2003

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2003	Variance vs. 2002	2003	Variance vs 2002		2003	Variance vs. 2002

Full Service	$92.63	(7.5)%	63.6%	3.2	pts	$58.92	(2.5)%
Extended Stay	89.32	(3.4)%	76.7%	0.6	pts	68.53	(2.7)%
Limited Service	72.40	0.3%	60.3%	(1.5	) pts	43.63	(2.2)%
Total	$84.51	(3.6)%	65.5%	0.8	pts	55.35	(2.5)%

The Company’s full service hotels experienced a year over year decrease in revenue per available room of 2.5% in the first quarter, driven by a decline in average daily rate of 7.5% and offset by an increase in occupancy of 3.2 percentage points.  For the three months ended March 31, 2003 and 2002, approximately 43.9% and 43.4% of total hotel revenue is generated by the Company’s full service hotels.  The five comparable northern California hotels previously mentioned make up a substantial portion of these decreases. Excluding the five northern California properties, revenue per available room at the Company’s other full service hotels increased approximately 3.1% for the year.  The following five comparable full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 9.0% for the three months ended March 31, 2003.

Hotel	Location	Three Months Ended
173-room Sheraton	Sunnyvale, CA	(13.2)%
235-room Beverly Heritage	Milpitas, CA	(21.7)%
229-room Sheraton	Milpitas, CA	(12.4)%
214-room Sheraton Four Points	Pleasanton, CA	1.1%
234-room Hilton	San Francisco, CA	2.2%

In Silicon Valley, where the Company has four full service hotels that experienced a decrease in revenue per available room of 11.8%, the hotel guests are predominantly domestic and international business travelers. These hotels have been among the most adversely affected by the lack of business travel due to the continued weakness in the technology and telecommunications industries, the threat of SARS on international travelers and the effects of the war in Iraq. Furthermore, there is little leisure demand for hotels in the Silicon Valley market that would mitigate the significant drop-off in business travel.

Conversely, within San Francisco, occupancy at the Hilton Fisherman’s Wharf is driven predominantly by leisure travelers, with business travelers and groups making up the balance in room demand. Accordingly, this hotel has performed best during the quarter among all of the Company’s northern California hotels in terms of revenue per available room, as seen above.  However, there still remains no consistency in this market with respect to business or leisure travelers as evidence by the fact that during the quarter, revenue per available room increased 10.1% in January and 16.2% in February, but decreased 11.7% in March.

The Hotel Rex at Union Square was not open for most of the quarter due to the $1.5 million earthquake retrofit and renovation. Although all of the rooms are now in service, the lobby and the new restaurant have not been completed as the Company has been awaiting issuance of the necessary permits from the city. The retrofit and renovation is required to be performed by early 2005 in order to comply with existing building codes.  Based on its location within San Francisco at Union Square, this hotel is more reliant on business travelers and citywide conventions, and the Company believes the Hotel Rex is well positioned to attract travelers.

For the three months ended March 31, 2003 and 2002, approximately 30.2% and 30.8% of total hotel revenue is generated by the Company’s extended stay hotels.  The comparable extended stay hotels, which excludes the Residence Inns in Sacramento, CA and Fishkill, NY that were undergoing substantial renovations during the quarter, experienced a year over year decline in revenue per available room of 2.7% for the first quarter, driven by a decline in average daily rate of 3.4%, offset by an increase in occupancy of 0.6 percentage points.  Most of our extended stay hotels, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as “drive to” markets. These hotels are typically less affected by the current geo-political unrest, the war in Iraq and the threat of SARS, with revenue per available room declining 1.2% for the quarter. The Orlando Residence Inn experienced a decline in revenue per available room of nearly 15.9% for the quarter. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott, which the Company believes is the extended stay brand of choice.  Revenue per available room is typically less volatile as these hotels benefit from longer duration stays that include the typically slower weekend days. The twelve comparable Residence Inns by Marriott experienced a decrease in revenue per available room of 3.1% for the quarter.

The limited service hotels experienced a decrease in revenue per available room of 2.2% for the quarter, driven by a decline in occupancy of 1.5 percentage points, however, this was offset by an increase in average daily rate of 0.3%. For the three months ended March 31, 2003 and 2002, approximately 25.9% and 25.8% of total hotel revenue is generated by the Company’s limited service hotels.  Unlike the full service and extended stay hotels, at our limited service hotels, occupancy decreased and average daily rate increased for the quarter.  Seventeen of the twenty-six limited service hotels are Hampton Inns that experienced a decline in revenue per available room of 1.2% for the quarter.

Expenses

Total operating expenses increased slightly for the quarter to $40.4 million in 2003 versus $40.2 million in 2002. Operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 4.8 points to 9.3% from 14.1%, driven by the decrease in revenue of 5.0% coupled with the increase in occupancy of 0.8 percentage points and depreciation of 3.8%. Individual line items comprising hotel operating expenses are discussed below.

Hotel operating expenses for rooms, food and beverage and other operating departments decreased 2.4% to $11.7 million in the first quarter 2003 from $12.0 million in 2002; however, as a percentage of total hotel revenue (excluding deferred revenue), hotel operating expenses increased to 25.6% in 2003 versus 24.9% in 2002 for the quarter. The increased percentage was caused primarily by the 5.0% decline in revenue year over year in relationship to significant fixed costs.  Furthermore, the combination of an increase in occupancy for the quarter coupled with the decrease in average daily rate contributed to deteriorating margins as the costs to service hotel guests increased with occupancy.

Property operating costs increased $0.5 million or 8.7% for the quarter due primarily to an increase in energy costs across most of the portfolio of $0.3 million or 12.6% and costs associated with the conversion of the Birmingham hotel to a Hilton from a Sheraton of approximately $0.1 million. Energy costs have increased due to the well-publicized oil and gas price increases caused primarily by the war in Iraq and shortages in production in South America.

Property taxes, insurance and other expenses decreased $0.4 million or 12.2% for the quarter driven primarily by a decrease in real estate taxes of approximately $0.3 million and earthquake premiums of $0.1 million.  The decrease in real estate taxes results from reduced assessments through appeals made by the Company and assessor adjustments reflecting the lagging hotel industry. The decrease in earthquake insurance results from the Company’s decision to reduce the aggregate amount of insurance coverage, based on an analysis performed by an independent third party for the benefit of the Company.

Franchise costs decreased $0.1 million or 2.4% for the quarter due to the decrease in total hotel revenue.  Excluding deferred revenue, franchise costs remained relatively flat at 8.2% and 8.0% of total hotel revenue for the quarter ended March 31, 2003 and 2002, respectively.

Maintenance and repair costs increased $0.2 million or 10.5% for the quarter. This increase is associated with the costs incurred in connection with the substantial renovations at the three hotels as well as the completion of product improvement plans at seven of our Hampton Inns.

Management fees have increased $0.1 million or 7.4% for the quarter due to costs associated with the participation in certain purchasing programs.

Depreciation increased to $7.5 million from $7.2 million for the quarter due to substantial capital expenditures in 2002.

Amortization of franchise fees and unearned compensation decreased slightly for the quarter due to the amortization of certain employee restricted stock awards that fully vested in October 2002.

General and administrative expenses decreased $0.1 million or 1.8% for the quarter due to the reduction of overhead at the corporate and hotel level as a result of continued cost cutting initiatives.

Debt extinguishment and swap termination costs of $10.1 million in the first quarter 2002 are comprised of a yield maintenance premium of $5.5 million to pay off the 1996 CMBS debt, $3.2 million to terminate two interest rate swaps and $1.4 million to write-off the unamortized debt issuance costs related to the 1996 CMBS debt.  All of these transactions were completed in connection with the issuance of the $125 million senior notes.

Amortization on loan origination costs have remained flat year over year.

Interest expense increased $0.6 million or 10.2% for the quarter due to the increase in the weighted average interest rate for the quarter on borrowings outstanding during the quarter from 7.7% in 2002 to 8.7% in 2003, offset by a decrease in the weighted average borrowings outstanding during the quarter of $14.6 million from $312.5 million to $297.9 million.  The increase in the weighted average interest rate results from the issuance of $125.0 million, 9.75% Senior Notes in February 2002, of which a portion of the proceeds were used to redeem bonds that carried an interest rate of approximately 7.0%.  In addition, during the first quarter 2003, the Company expensed approximately $151 thousand of costs associated with the repurchase and retirement of $3.8 million of Senior Notes, $122 thousand of which relates to the write-off of unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.

Minority interest in loss decreased $0.7 million for the quarter due to the decrease in the net loss applicable to common shareholders, before minority interest, of $7.3 million for the quarter.

The loss on sale of assets in 2003 relates the sale of hotel vans and the gain in 2002 relates primarily to the sale of the Company’s interest in an unconsolidated partnership for approximately $1.1 million in the first quarter of 2002.

Benefit from income taxes increased $0.4 million for the quarter due to the increase in losses in the taxable REIT subsidiaries.

Net loss applicable to common shareholders—RFS

For the quarter, net loss applicable to common shareholders decreased $6.7 million for the quarter from $8.3 million in 2002 to $1.6 million in 2003. The decrease is attributable to the decrease in operating income of $2.5 million, the gain on sale of assets of $1.0 million in 2002, offset by the debt extinguishments and swap termination costs of $10.1 million in 2002.

Net loss applicable to unitholders—Operating Partnership

For the quarter, net loss applicable to unitholders decreased $7.3 million for the quarter from $9.1 million in 2002 to $1.8 million in 2003. The decrease is attributable to the decrease in operating income of $2.5 million, offset by the debt extinguishments and swap termination costs of $10.1 million in 2002.

Liquidity and Capital Resources

The Company’s principal source of liquidity to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is its share of the Operating Partnership’s cash flow. For the three months ended March 31, 2003, cash flow provided by operating activities was $2.3 million. The Company believes that cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Company currently expects to fund its strategic objectives and any other liquidity needs by borrowing on its Line of Credit, exchanging equity for hotel properties or possibly accessing the equity and debt capital markets as market conditions permit. At March 31, 2003, the Company had $3.0 million of cash and cash equivalents and had borrowed $24.8 million under its $140.0 million Line of Credit, subject to borrowing base values, as calculated in accordance with the terms of the Line of Credit, which value from time to time may be less than the maximum $140 million.  At March 31, 2003, the Company had $71.8 million available for additional borrowings under its Line of Credit.

The following details the Company’s debt outstanding at March 31, 2003 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at March 31, 2003
Line of Credit	$24,800	LIBOR + 250bp	Variable	July 2005	24	$214,246
Senior Notes	121,220	9.75%	Fixed	March 2012	—	—
Mortgage	90,185	7.83%	Fixed	December 2008	10	121,265
Mortgage	17,873	8.22%	Fixed	November 2007	1	42,280
Mortgage	50,524	8.00%	Fixed	August 2010	8	81,155
	$304,602					$458,946

The interest rate on the Line of Credit ranges from 150 basis points to 250 basis points above LIBOR, depending on the Company’s ratio of total debt to its investment in hotel properties (as defined in the Line of Credit Agreement). The interest rate was approximately 3.8% at March 31, 2003. The Line of Credit is collateralized by first priority mortgages on 24 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the “Collateral Pool”). The Company can obtain a release of the pledge of any hotel in the Collateral Pool if the Company provides a substitute hotel or reduces the total availability under the Line of Credit. The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was in compliance with these covenants at March 31, 2003.

During the first quarter, the Company borrowed approximately $3.8 million under the Line of Credit to retire $3.8 million of Senior Notes. As a result of the redemption of the $3.8 million Senior Notes, the Company expensed $122 thousand in unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.

The Company’s other borrowings are nonrecourse to the Company and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At March 31, 2003, approximately 92% of the Company’s debt is fixed at a weighted average interest rate of 8.7%.

Future scheduled principal payments of debt obligations at March 31, 2003 are as follows (in thousands):

Amount
2003	$1,998
2004	2,888
2005	27,961
2006	3,424
2007	19,662
Thereafter	248,669
$304,602

In addition to the above principal payment of debt obligations as of March 31, 2003, the Company has a $3.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker’s compensation plan for the benefit of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not significant.

Certain significant credit statistics at March 31, 2003 are as follows:

•                                          Weighted average maturity of fixed rate debt of 7.3 years

•                                          Fixed interest rate debt equal to 92% of total debt

•                                          Debt equal to 37% of investment in hotel properties, at cost

During the three months ended March 31, 2003, the Company spent approximately $6.4 million of capital expenditures on its hotels, primarily focused on projects at ten of the Company’s hotels: 1) the earthquake retrofit and renovation at the Hotel Rex in San Francisco, CA; 2) the conversion of the Birmingham hotel to a Hilton from a Sheraton; 3) the completion of product improvement plans at six of the Company’s Hampton Inns; and 4) the renovation of the Residence Inns in Fishkill, NY and Sacramento, CA. The Company expects to spend approximately $5.3 million on capital improvements to its hotels for the remainder of 2003, which the Company is expected to fund from cash generated from operations and borrowings under the Line of Credit.

The Company expects to be able to meet its working capital, capital expenditure and debt service requirements through cash flow from operations and borrowings under the line of credit. As market conditions permit, the Company may, from time to time, access the debt and equity capital markets as a source of additional liquidity.  Borrowings under the line of credit bear interest at a floating rate based upon (and including spreads over), at our option, LIBOR or the Prime Rate. The line of credit also has various financial and other covenants. At March 31, 2003, the Company had $71.8 million of borrowing availability under the line of credit excluding outstanding letters of credit. Over the longer term, the Company’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Company’s control. If the Company does not generate sufficient cash flow from operations to satisfy its debt obligations, the Company may have to undertake alternative financing plans. The Company cannot assume that completion of any such alternative financing plans will be possible. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

The Company in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. Although the Company has no charter restrictions on the amount of indebtedness the Company may incur, the Board of Directors of the Company has adopted a current policy limiting the amount of indebtedness that the Company will incur an amount not in excess of approximately 45% of the Company’s investment in hotel properties, at cost, (as defined). The Board of Directors may change the debt policy at any time without shareholder approval.

The Company may incur, or cause its subsidiaries to incur, indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income to the extent that working capital and cash flow from the Company’s investments are insufficient to make such distributions.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates.

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues. Quarterly financial results also may be adversely affected by factors outside the Company’s control, including weather conditions and poor economic factors. As a result, the Company may have to enter into short-term borrowing in the first and fourth quarters in order to offset these fluctuations in revenues and to make distributions to its shareholders.

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

The Company is exposed to certain financial market risks, one being fluctuations in interest rates. The Company monitors interest rate fluctuations as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company’s results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowing under its line of credit. If interest rates increased by 25 basis points, interest expense would have increased by approximately $10 thousand for the three months ended March 31, 2003, based on balances outstanding during the three months ended March 31, 2003.

The Company’s primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At March 31, 2003, the Company had outstanding total indebtedness of approximately $304.6 million. The Company’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 92% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 8.7% at March 31, 2003. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about the Company’s instruments that are sensitive to changes in interest rates. For debt obligations outstanding at March 31, 2003, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2003. The fair value of the Company’s fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at March 31, 2003. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.45%, which consists of the 7-year treasury of 2.95% as of March 31, 2003, plus 250 basis points.

Expected Principal Cash Flows

Liabilities	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value Total
	(in thousands)

Long-Term Debt:
Fixed Rate	$1,998	$2,888	$3,161	$3,424	$19,662	$248,669	$279,802	$328,939
Average Interest Rate	8.73%	8.73%	8.73%	8.73%	8.73%	8.73%
Variable Rate	—	—	$24,800	—	—	—	$24,800	$24,800
Average Interest Rate			3.83%

The table incorporates only those exposures that exist as of March 31, 2003 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Company’s strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company monitors on a regular basis its outstanding receivables and actively seeks to collect all overdue balances by sending overdue notices to customers, speaking with customers, and seeking collection through the use of an agency or the court of law. If the Company feels that a portion of a receivable or an entire receivable will not be collected, the Company provides an allowance for doubtful accounts against that receivable for the estimate of the uncollectible amount. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of the customers’ ability to make payments, additional allowances may be required.

The Company records an impairment charge when it believes an investment in hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in hotel. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

ITEM 4.  Internal Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s and the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s and the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and the Partnership (including its consolidated subsidiaries) required to be included in the Company’s and the Partnership’s periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 1, 2003, the annual shareholders meeting of RFS Hotel Investors, Inc. was held to vote on the following matters:

1.  ELECTION OF CLASS II DIRECTORS – Terms Expiring 2006 –

Votes ForClass II Directors:	Votes For	Votes Withheld
Michael S. Starnes	25,045,737	951,643
John W. Stokes, Jr.	24,950,957	1,046,423
Richard Reiss, Jr.	25,044,592	952,788

2.  ELECTION OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT AUDITORS

Votes For	Votes Withheld	Votes Abstaining
24,453,574	1,518,917	24,889

3.  APPROVE THE EXTENSION OF THE COMPANY’S INCENTIVE PLAN

Votes For	Votes Withheld	Votes Abstaining	Broker Non-votes
15,382,857	2,793,561	86,946	7,734,016

4. APPROVE THE INCREASE IN SHARES UNDER THE INCENTIVE PLAN

Votes For	Votes Withheld	Votes Abstaining	Broker Non-votes
15,245,206	2,929,921	88,237	7,734,016

5. APPROVE THE COMPANY’S EMPLOYEE STOCK PURCHASE PLAN

Votes For	Votes Withheld	Votes Abstaining	Broker Non-votes
17,182,535	1,023,305	57,524	7,734,016

ITEM 5.  Other Information

Available Information

The Company’s internet website is www.rfshotel.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99(A) — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Robert M. Solmson for Form 10-Q of RFS Hotel Investors, Inc. and RFS Partnership, L.P.

Exhibit 99(B) — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Kevin M. Luebbers for Form 10-Q of RFS Hotel Investors, Inc. and RFS Partnership, L.P.

Reports on Form 8-K

RFS Hotel Investors, Inc

•                                          January 16, 2003—Item 5 and Item 7 report of the filing of the Sixth Amended and Restated Revolving Credit Agreement and related exhibits.

•                                          January 30, 2003—Item 9 report of the issuance of a press release announcing the Company’s operating results for the fourth quarter ended December 31, 2002.

•                                          May 1, 2003—Item 9 and Item 12 report regarding the issuance of a press release announcing the Company’s operating results for the first quarter ended March 31, 2003.

•                                          May 9, 2003—Item 5 report regarding the issuance of a press release announcing the acquisition of the Company by CNL Hospitality Properties, Inc.

RFS Partnership, L.P

•                                          January 16, 2003—Report of the filing of the Sixth Amended and Restated Revolving Credit Agreement and related exhibits.

•                                          May 1, 2003—Item 9 and Item 12 report regarding the issuance of a press release announcing the Company’s operating results for the first quarter ended March 31, 2003.

•                                          May 9, 2003 – Item 5 report regarding the issuance of a press release announcing the acquisition of the Company by CNL Hospitality Properties, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

RFS HOTEL INVESTORS, INC. RFS PARTNERSHIP, L.P.

/s/ DENNIS M. CRAVEN
May 14, 2003	Dennis M. Craven, Vice President & Chief Accounting Officer
Date	(Principal Accounting Officer)

CERTIFICATION FOR FORM 10-Q

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

4.                                       Each of the registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information related to the registrants including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of each of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       Each of the registrants other certifying officers and I have disclosed, based on our most recent evaluation, to each of the registrant’s auditors and the audit committee of each of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect each registrants ability to record, process, summarize, and report financial data and have identified for each registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in each of the registrant’s internal controls; and

6.                                       Each of the registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ ROBERT M. SOLMSON
Robert M. Solmson Chairman of the Board and Chief Executive Officer

CERTIFICATION FOR FORM 10-Q

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

4.                                       Each of the registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information related to the registrants including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of each of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       Each of the registrants other certifying officers and I have disclosed, based on our most recent evaluation, to each of the registrant’s auditors and the audit committee of each of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect each registrants ability to record, process, summarize, and report financial data and have identified for each registrants auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in each of the registrant’s internal controls; and

6.                                       Each of the registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ KEVIN M. LUEBBERS
Kevin M. Luebbers Executive Vice President and Chief Financial Officer