Form 10-Q
period 2003-06-30
RFS PARTNERSHIP LP
filed 2003-08-14
CIK 1168409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, and telephone number	I.R.S. Employer Identification Number
333-84334	RFS Partnership, L.P. A Tennessee Partnership 450 South Orange Avenue Orlando, Florida 32801 Telephone (800) 650-1000	62-1541639

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

                On August 14, 2003, RFS Partnership, L.P. (the “Partnership”), filed with the Securities and Exchanged Commission (the “Commission”) a Certification and Termination of Registration on Form 15 (the “Form 15”), terminating the Partnership’s obligation to file reports with the Commission under the Securities Exchange Act of 1934, as amended (the “Act”).  Although the filing of the Form 15 terminates the Partnership’s obligation to file reports under the Act, the Partnership is filing this Quarterly Report on Form 10Q, in accordance with its obligation to do so set forth in that certain Indenture, by and among the Partnership, RFS 2002 Financing, Inc., CNL Rose Acquisition Corp., RFS Leasing VII, Inc. and U.S. Bank, N.A., dated as of February 26, 2002.

RFS PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002

ASSETS
Investment in hotel properties, net	$587,660	$593,289
Cash and cash equivalents	5,894	1,938
Restricted cash	5,474	4,383
Accounts receivable	5,058	4,698
Deferred expenses, net	7,779	8,805
Other assets	4,105	3,712
Deferred income taxes	27,376	25,830
Total assets	$643,346	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$25,454	$24,202
Borrowings on Line of Credit	8,500	6,950
Mortgage notes payable	157,941	159,279
Senior notes payable	121,220	125,000
Total liabilities	313,115	315,431

Commitments and contingencies
Redeemable limited partnership units at redemption value, 2,422 units at June 30, 2003 and 2,459 units at December 31, 2002, respectively	29,837	26,702
Partners’ capital:
General partnership units, 29,520 units and 28,467 units at June 30, 2003 and December 31, 2002, respectively	300,394	300,522
Total partners’ capital	300,394	300,522
Total liabilities and partners’ capital	$643,346	$642,655

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Rooms	$41,683	$45,866	$80,046	$86,275
Food and beverage	4,464	4,674	8,635	8,877
Other operating departments	1,399	1,714	2,808	3,307
Lease revenue	1,227	1,234	2,842	2,868
Deferred revenue	(474)	(491)	(1,461)	(1,503)
Other	169	107	208	261
Total hotel revenue	48,468	53,104	93,078	100,085
Hotel operating expenses:
Rooms	8,577	9,010	16,829	17,347
Food and beverage	3,246	3,346	6,247	6,507
Other operating departments	399	458	825	924
Undistributed operating expenses:
Property operating costs	5,748	5,361	11,468	10,621
Property taxes, insurance and other	3,185	3,153	6,113	6,488
Franchise costs	4,030	4,339	7,751	8,152
Maintenance and repair	2,840	2,463	5,360	4,744
Management fees	1,309	1,256	2,653	2,507
Depreciation	7,517	7,539	15,038	14,785
Amortization of franchise fees and unearned compensation	295	319	581	638
General and administrative	5,348	4,995	10,001	9,734
Total operating expenses	42,494	42,239	82,866	82,447
Operating income	5,974	10,865	10,212	17,638
Debt extinguishments and swap termination costs				10,122
Amortization of loan origination costs	421	420	784	777
Interest expense	6,485	6,511	13,143	12,555
Income (loss) from continuing operations before income taxes	(932)	3,934	(3,715)	(5,816)
Provision for (benefit from) income taxes	(549)	130	(1,546)	(380)
Income (loss) from continuing operations	(383)	3,804	(2,169)	(5,436)
Income from discontinued operations		94		19
Gain (loss) on sale of assets		(10)	(9)	962
Net income (loss)	(383)	3,888	(2,178)	(4,455)
Loss on redemption of Preferred Units		(1,890)		(1,890)
Preferred unit dividends		(781)		(1,562)
Net income (loss) applicable to common unitholders	$(383)	$1,217	$(2,178)	$(7,907)

Earnings (loss) per unit data:
Basic earnings (loss) per unit from continuing operations	$(0.01)	$0.04	$(0.07)	$(0.27)
Discontinued operations	0.00	0.00	0.00	0.00
Basic earnings (loss) per unit	$(0.01)	$0.04	$(0.07)	$(0.27)

Diluted earnings (loss) per unit from continuing operations	$(0.01)	$0.04	$(0.07)	$(0.27)
Discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings (loss) per unit	$(0.01)	$0.04	$(0.07)	$(0.27)
Weighted average common units outstanding–basic	31,524	29,505	31,233	28,866
Weighted average common units outstanding–diluted	31,524	29,676	31,233	28,866

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands)

	2003	2002

Cash flows from operating activities:
Net loss	$(2,178)	$(4,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,403	16,348
Write-off of deferred expenses	122	1,361
Loss (gain) on sale of assets	9	(962)
Changes in assets and liabilities:
Accounts receivable	(360)	428
Other assets	(429)	(396)
Deferred income taxes	(1,546)	(380)
Accounts payable and accrued expenses	1,252	7,281
Net cash provided by operating activities	13,273	19,225
Cash flows from investing activities:
Investment in hotel properties	(9,388)	(4,646)
Restricted cash	(1,091)	1,442
Cash returned for franchise fees	107
Proceeds from sale of assets	6	1,111
Net cash used by investing activities	(10,366)	(2,093)
Cash flows from financing activities:
Net proceeds (payments) on line of credit	1,550	(71,938)
Proceeds from issuance of (payments to retire) Senior Notes	(3,780)	125,000
Payments on mortgage notes payable	(1,338)	(59,417)
Redemption of preferred units		(25,850)
Distributions to unitholders	(7,735)	(15,838)
Issuance of common and preferred units	12,408	39,653
Loan fees paid	(56)	(4,004)
Net cash provided (used) by financing activities	1,049	(12,394)
Net increase in cash and cash equivalents	3,956	4,738
Cash and cash equivalents at beginning of period	1,938	5,735
Cash and cash equivalents at end of period	$5,894	$10,473

Supplemental disclosure of non-cash activities:

In 2003, the Partnership:

i.                                          Allocated $3.5 million from Partners’ Capital to redeemable limited partnership units.

ii.                                       Issued 37 thousand general partnership units with a value of $0.4 million in exchange for 37 thousand redeemable limited partnership units.

In 2002, the Partnership:

i.                                          Allocated $5.3 million from Partners’ Capital to redeemable limited partnership units.

ii.                                       Recorded an expense of $1.9 million related to the issuance costs associated with the redemption of the Series B Preferred Units on June 30, 2002 that was previously included in Partners’ Capital.

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization.  RFS Hotel Investors, Inc. (“RFS”), was a publicly held hotel real estate investment trust which, at June 30, 2003, owned interests in 57 hotels with 8,271 rooms located in 24 states (collectively the “Hotels”) through its approximate 92% equity interest in RFS Partnership, L.P. (the “Operating Partnership”). At June 30, 2003, third party limited partners owned the remaining 8%. RFS was the general partner in the Operating Partnership.  On July 10, 2003, RFS and the Operating Partnership were acquired by subsidiaries of CNL Hospitality Properties, Inc. (“CNL”) for approximately $383 million in cash ($12.35 per share and per unit).  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and an indirect wholly owned subsidiary of CNL.  Prior to the closing of this transaction the common stock of RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.”  The common stock of RFS has since been removed from listing on the New York Stock Exchange.  RFS filed a Form 15 on July 14, 2003, terminating its filing requirements with the Securities and Exchange Commission (“SEC”).  See Note 14, Subsequent Events.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for audited financial statements and should be read in conjunction with the financial statements and notes thereto of the Operating Partnership included in the combined RFS and Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002. The following notes to the consolidated financial statements highlight significant changes to notes included in the Form 10-K and present interim disclosures required by the SEC.

The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. In preparing financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year or future periods.

2.  Basic and Diluted Earnings Per Unit. Basic earnings (loss) per unit from continuing operations is computed by dividing income (loss) from continuing operations, less the loss on sale of Series B Preferred Units, less preferred unit dividends, plus (minus) the gain (loss) on sale of assets by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit from continuing operations is computed by dividing income (loss) from continuing operations, less the loss on sale of Series B Preferred Units, less preferred unit dividends, plus (minus) the gain (loss) on sale of assets by the weighted average number of units and equivalents outstanding.

Basic earnings per unit is computed by dividing net income (loss) applicable to common unitholders by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed by dividing net income (loss) applicable to unitholders by the weighted average number of units outstanding. Unit equivalents represent units issuable upon exercise of options.

For the three months ended June 30, 2002, there were 171 thousand unit equivalents pursuant upon the exercise of options and for the three and six months ended June 30, 2003, and for the six months ended June 30, 2002, one thousand, 15 thousand and 147 thousand unit equivalents pursuant upon the exercise of options would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per unit. In addition, the Series B Preferred Units are non-convertible and accordingly, are not included in the computation of diluted earning per unit.

3.  Declaration of Dividends.  On March 3, 2003, the Operating Partnership declared a $0.25 dividend on each general partnership and limited partnership unit outstanding to unitholders of record on March 17, 2003. A portion ($23 thousand) of the dividend payable to the limited partnership unitholders was paid on March 31, 2003 and the remainder ($582 thousand) was paid on April 1, 2003.

4.  Revenue Recognition.  In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with provisions of the percentage lease agreements. SAB 101 effectively defers the recognition of revenue from its percentage leases for the first and second quarters to the third and fourth quarters. At June 30, 2003, deferred revenue of $1.5 million is included in accounts payable and accrued expenses. The lessees are in compliance with their rental obligations under the Percentage Leases. For the three and six months ended June 30, 2003 and 2002, five hotels were leased to third-party lessees.

5.  Debt.  During the first quarter of 2003, the Operating Partnership borrowed approximately $3.8 million under the Line of Credit to retire $3.8 million of Senior Notes. The Senior Notes were purchased in open market transactions at then prevailing market prices.  As a result of the prepayment of the $3.8 million Senior Notes, the Operating Partnership expensed $122 thousand in unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.

At June 30, 2003, the Operating Partnership was in violation of certain financial covenants under the Line of Credit.  The covenant violations have no impact on the Operating Partnership as a result of the covenant violations, because the Line of Credit was terminated in connection with the acquisition of RFS by CNL on July 10, 2003.  Deferred issuance costs of approximately $1.8 million will be written off as a part of the termination.

6.  Issuance of Units.  On May 9, 2003, RFS sold 1.0 million shares of common stock for $12.35 per share.  Proceeds of approximately $12.3 million were contributed to the Operating Partnership in exchange for the issuance of 1.0 million Operating Partnership units.  The Operating Partnership used the proceeds to reduce the outstanding balance on the line of credit.

7.  Gain (Loss) on Sale of Assets.  The loss of $9 thousand relates to losses incurred on the sale of several hotel vans.  In the first quarter 2002, the Operating Partnership recognized a gain of approximately $1.0 million on the sale of an unconsolidated joint venture for approximately $1.1 million.

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

The components of income tax benefit for the three and six months ended June 30, 2003 are as follows:

	Three Months Ended	Six Months Ended

Deferred:
Federal	$(549)	$(1,546)
Benefit from income taxes	$(549)	$(1,546)

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the income or loss of the TRS Lessees, wholly owned subsidiary companies which lease 52 of the 57 hotels owned by the Operating Partnership, adjusted for temporary differences related mainly to the Hilton lease termination transaction and operating losses.

The deferred tax asset is provided for the temporary differences between the financial reporting basis and the tax basis of the Operating Partnership’s assets and liabilities, resulting primarily from the Hilton lease termination, and for operating loss carryforwards.  The Operating Partnership believes that the TRS Lessees will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded at June 30, 2003.

9.  Comprehensive Income.  SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income (loss). For the three and six months ended June 30, 2003, there were no items of other comprehensive income.

10.  Segment Information.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Operating Partnership has determined that its business is conducted in one operating segment.

11.  Discontinued Operations.  In November 2002, the Operating Partnership sold its Comfort Inn in Fort Mill, South Carolina for $3.25 million in cash, resulting in a loss on sale of approximately $3.8 million. The results of operations for this hotel for the three and six months ended June 30, 2002 are included on the consolidated statement of operations under the heading, “income from discontinued operations.” There were no results of operations for this hotel in 2003.  The results of operations for this hotel have been reclassified as Income from Discontinued Operations on the Consolidated Statements of Operations for the three and six months ended June 30, 2002.  The components of income from discontinued operations for the three and six months ended June 30, 2002 are shown below:

	Three Months Ended	Six Months Ended

Hotel revenue	$524	$820
Hotel operating costs	(335)	(608)
Property taxes and insurance	(22)	(45)
Depreciation	(73)	(148)
Income from discontinued operations	$94	$19

12.  Stock Based Compensation.  The FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Operating Partnership applies the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified, or settled beginning January 1, 2003.

There were no grants of options to purchase shares of RFS common stock made during the three and six months ended June 30, 2003.  In May 2002, 40,000 options to purchase shares of RFS common stock were granted to each of the seven independent directors.  Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined consistent with SFAS 123, the Operating Partnership’s net income (loss) and net income (loss) per unit would have been reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2003 and 2002, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss) applicable to unitholders:
As reported	$(383)	$1,217	$(2,178)	$(7,907)
Pro forma	$(483)	$1,098	$(2,378)	$(7,670)
Basic and diluted earnings (loss) per unit:
As reported	$(0.01)	$0.04	$(0.07)	$(0.27)
Pro forma	$(0.02)	$0.04	$(0.08)	$(0.27)

13.  Consolidating Financial Information of RFS Partnership, L.P.  RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing Partnership, L.P., RFS Financing Corporation and RFS Financing 2002, LLC, wholly-owned subsidiaries of the Operating Partnership (“Guarantor Subsidiaries”), have guaranteed on a full and unconditional basis, the payment of amounts due under the Operating Partnership’s Senior Notes. RFS Leasing II and RFS Leasing VII had no substantial operations prior to January 1, 2002. RFS Leasing II leases 15 hotels directly from RFS Financing Partnership, L.P., which owns the fifteen hotels. RFS Leasing VII leases 21 hotels from the Operating Partnership. As of and for the three and six months ended June 30, 2003 and 2002, RFS Leasing II and RFS Leasing VII did not have a material amount of assets, and incurred both operating and net losses. RFS Financing 2002 was formed to facilitate the issuance of the Senior Notes. RFS Financing Corporation was formed to facilitate the issuance of the 1996 commercial mortgage bonds, which were redeemed with a portion of the proceeds from the sale of the Senior Notes. RFS Financing Corporation and RFS Financing 2002 have no operations or assets and no sources of revenue or cash flow. Consequently, in the event that is becomes necessary for RFS Leasing II, RFS Leasing VII, RFS Financing 2002 or RFS Financing Corporation to provide credit support for the Senior Notes, RFS Leasing II, RFS Leasing VII, RFS Financing 2002 and RFS Financing Corporation likely will not have sufficient cash flow to make any required payments under the Senior Notes.

The following tables present consolidating information for the Partnership, the Guarantor Subsidiaries and the non-guarantor subsidiaries.

Consolidating Balance Sheet

June 30, 2003

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
Investment in hotel properties, net	$212,909	$132,070	$242,681		$587,660
Investment in consolidated entities	245,280		16,871	$(262,151)	—
Cash and cash equivalents	260	3,566	2,068		5,894
Restricted cash			5,474		5,474
Accounts receivable	896	9,674	6,702	(12,214)	5,058
Deferred expenses, net	5,810	78	1,891		7,779
Other assets	1,732	1,055	1,318		4,105
Deferred income taxes		15,654	11,722		27,376
Total assets	$466,887	$162,097	$288,727	$(274,365)	$643,346

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$6,936	$15,558	$15,174	$(12,214)	$25,454
Borrowings on Line of Credit	8,500				8,500
Mortgage notes payable			157,941		157,941
Senior Notes Payable	121,220				121,220
Total liabilities	136,656	15,558	173,115	(12,214)	313,115
Redeemable units at redemption value	29,837				29,837
General partnership units	300,394	146,539	115,612	(262,151)	300,394
Total partners’ capital	300,394	146,539	115,612	(262,151)	300,394
Total liabilities and partners’ capital	$466,887	$162,097	$288,727	$(274,365)	$643,346

Consolidating Balance Sheet

December 31, 2002

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
Investment in hotel properties, net	$212,823	$133,507	$246,959		$593,289
Investment in consolidated entities	253,921		18,962	$(272,883)	—
Cash and cash equivalents	446	825	667		1,938
Restricted cash			4,383		4,383
Accounts receivable	2,596	12,439	10,901	(21,238)	4,698
Deferred expenses, net	6,578	176	2,051		8,805
Other assets	1,478	620	1,614		3,712
Deferred income taxes		14,384	11,446		25,830
Total assets	$477,842	$161,951	$296,983	$(294,121)	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$18,668	$9,432	$17,340	$(21,238)	$24,202
Borrowings on Line of Credit	6,950				6,950
Mortgage notes payable			159,279		159,279
Senior Notes Payable	125,000				125,000
Total liabilities	150,618	9,432	176,619	(21,238)	315,431
Redeemable units at redemption value	26,702				26,702
General partnership units	300,522	152,519	120,364	(272,883)	300,522
Total partners’ capital	300,522	152,519	120,364	(272,883)	300,522
Total liabilities and partners’ capital	$477,842	$161,951	$296,983	$(294,121)	$642,655

Consolidating Statement of Operations

For the Three Months Ended June 30, 2003

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$27,746	$13,937		$41,683
Food and beverage		3,013	1,451		4,464
Other operating departments		744	655		1,399
Lease revenue	$6,579	4,960	655	$(10,967)	1,227
Deferred revenue	(105)		(369)		(474)
Other	275	21	50	(177)	169
Total hotel revenue	6,749	36,484	16,379	(11,144)	48,468
Hotel operating expenses:
Rooms		5,788	2,789		8,577
Food and beverage		2,380	866		3,246
Other operating departments		296	103		399
Undistributed operating expenses:
Property operating costs		4,009	1,739		5,748
Property taxes, insurance and other	1,057	908	1,220		3,185
Franchise costs	(51)	2,556	1,525		4,030
Maintenance and repair		1,900	940		2,840
Management fees		868	441		1,309
Percentage lease expense		10,967		(10,967)
Depreciation	2,579	1,727	3,211		7,517
Amortization of franchise fees and unearned compensation	276	11	8		295
General and administrative	870	2,671	1,807		5,348
Total operating expenses	4,731	34,081	14,649	(10,967)	42,494
Operating income	2,018	2,403	1,730	(177)	5,974
Amortization of loan origination costs	345	1	75	421
Interest expense	3,310	177	3,175	(177)	6,485
Equity in (earnings) loss of consolidated subsidiaries	(1,254)		969	285
Income (loss) from continuing operations before income taxes	(383)	2,225	(2,489)	285	(932)
Benefit from income taxes		(474)	(75)		(549)
Income (loss) from continuing operations	(383)	2,699	(2,414)	285	(383)
Gain (loss) on sale of assets
Net income (loss)	(383)	2,699	(2,414)	285	(383)
Preferred unit dividends
Net income (loss) applicable to unitholders	$(383)	$2,699	$(2,414)	$285	$(383)

Consolidating Statement of Operations

For the Three Months Ended June 30, 2002

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$30,381	$15,485		$45,866
Food and beverage		3,186	1,488		4,674
Other operating departments		921	793		1,714
Lease revenue	$7,291	5,841	609	$(12,507)	1,234
Deferred revenue	(163)		(328)		(491)
Other	232	8	52	(185)	107
Total hotel revenue	7,360	40,337	18,099	(12,692)	53,104
Hotel operating expenses:
Rooms		6,077	2,933		9,010
Food and beverage		2,445	901		3,346
Other operating departments		315	143		458
Undistributed operating expenses:
Property operating costs		3,737	1,624		5,361
Property taxes, insurance and other	888	933	1,332		3,153
Franchise costs	(40)	2,716	1,663		4,339
Maintenance and repair		1,660	803		2,463
Management fees		825	431		1,256
Percentage lease expense		12,507		(12,507)
Depreciation	2,592	1,762	3,185		7,539
Amortization of franchise fees and unearned compensation	302	11	6		319
General and administrative	194	2,687	2,114		4,995
Total operating expenses	3,936	35,675	15,135	(12,507)	42,239
Operating income	3,424	4,662	2,964	(185)	10,865
Debt extinguishments and swap termination costs
Amortization of loan origination costs	344		76		420
Interest expense	3,285	186	3,225	(185)	6,511
Equity in (earnings) loss of consolidated subsidiaries	(4,103)		483	3,620
Income (loss) from continuing operations before income taxes	3,898	4,476	(820)	(3,620)	3,934
Benefit from income taxes		(296)	426		130
Income (loss) from continuing operations	3,898	4,772	(1,246)	(3,620)	3,804
Earnings from discontinued operations		94			94
Gain (loss) on sale of assets	(10)				(10)
Net income (loss)	3,888	4,866	(1,246)	(3,620)	3,888
Loss on sale of Preferred Units	(1,890)				(1,890)
Preferred unit dividends	(781)				(781)
Net income (loss) applicable to unitholders	$1,217	$4,866	$(1,246)	$(3,620)	$1,217

Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$52,704	$27,342		$80,046
Food and beverage		6,014	2,621		8,635
Other operating departments		1,525	1,283		2,808
Lease revenue	$13,178	9,199	1,419	$(20,954)	2,842
Deferred revenue	(613)		(848)		(1,461)
Other	462	22	78	(354)	208
Total hotel revenue	13,027	69,464	31,895	(21,308)	93,078

Hotel operating expenses:
Rooms		11,209	5,620		16,829
Food and beverage		4,625	1,622		6,247
Other operating departments		601	224		825
Undistributed operating expenses:
Property operating costs		8,016	3,452		11,468
Property taxes, insurance and other	1,620	1,836	2,657		6,113
Franchise costs	(102)	4,883	2,970		7,751
Maintenance and repair		3,599	1,761		5,360
Management fees		1,770	883		2,653
Percentage lease expense		20,954		(20,954)
Depreciation	5,159	3,469	6,410		15,038
Amortization of franchise fees and unearned compensation	548	19	14		581
General and administrative	1,087	5,295	3,619		10,001
Total operating expenses	8,312	66,276	29,232	(20,954)	82,866
Operating income	4,715	3,188	2,663	(354)	10,212
Amortization of loan origination costs	633	2	149		784
Interest expense	6,818	354	6,325	(354)	13,143
Equity in (earnings) loss of consolidated subsidiaries	(568)		2,375	(1,807)
Income (loss) from continuing operations before income taxes	(2,168)	2,832	(6,186)	1,807	(3,715)
Benefit from income taxes		(1,270)	(276)		(1,546)
Income (loss) from continuing operations	(2,168)	4,102	(5,910)	1,807	(2,169)
Gain (loss) on sale of assets	(10)	1			(9)
Net income (loss)	(2,178)	4,103	(5,910)	1,807	(2,178)
Preferred unit dividends
Net income (loss) applicable to unitholders	$(2,178)	$4,103	$(5,910)	$1,807	$(2,178)

Consolidating Statement of Operations

For the Six Months Ended June 30, 2002

(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$57,170	$29,105		$86,275
Food and beverage		6,232	2,645		8,877
Other operating departments		1,830	1,477		3,307
Lease revenue	$14,338	10,807	1,325	$(23,602)	2,868
Deferred revenue	(740)		(763)		(1,503)
Other	514	22	93	(368)	261
Total hotel revenue	14,112	76,061	33,882	(23,970)	100,085

Hotel operating expenses:
Rooms		11,702	5,645		17,347
Food and beverage		4,827	1,680		6,507
Other operating departments		642	282		924
Undistributed operating expenses:
Property operating costs		7,396	3,225		10,621
Property taxes, insurance and other	1,752	1,792	2,944		6,488
Franchise costs	(91)	5,055	3,188		8,152
Maintenance and repair		3,214	1,530		4,744
Management fees		1,640	867		2,507
Percentage lease expense		23,602		(23,602)
Depreciation	5,075	3,442	6,268		14,785
Amortization of franchise fees and unearned compensation	604	21,	13		638
General and administrative	304	5,346	4,084		9,734
Total operating expenses	7,644	68,679	29,726	(23,602)	82,447
Operating income	6,468	7,382	4,156	(368)	17,638
Debt extinguishments and swap termination costs	3,210	6,912			10,122
Amortization of loan origination costs	613	14	150	777
Interest expense	5,238	1,259	6,426	(368)	12,555
Equity in (earnings) loss of consolidated subsidiaries	2,837		600	(3,437)
Income (loss) from continuing operations before income taxes	(5,430)	(803)	(3,020)	3,437	(5,816)
Benefit from income taxes		(368)	(12)		(380)
Income (loss) from continuing operations	(5,430)	(435)	(3,008)	3,437	(5,436)
Earnings from discontinued operations		19			19
Gain (loss) on sale of assets	975		(13)		962
Net income (loss)	(4,455)	(416)	(3,021)	3,437	(4,455)
Loss on sale of Preferred Units	(1,890)				(1,890)
Preferred unit dividends	(1,562)				(1,562)
Net income (loss) applicable to unitholders	$(7,907)	$(416)	$(3,021)	$3,437	$(7,907)

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Cash flows from (used in) operating activities	$(5,991)	$9,070	$10,194	$13,273
Cash flows from (used in) investing activities	3,417	(6,329)	(7,454)	(10,366)
Cash flows from (used in) financing activities	2,388	—	(1,339)	1,049
Net increase in cash and cash equivalents	(186)	2,741	1,401	3,956
Cash and cash equivalents at beginning of period	446	825	667	1,938
Cash and cash equivalents at end of period	$260	$3,566	$2,068	$5,894

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2002

(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated

Cash flows from (used in) operating activities	$28,965	$1,973	$(11,713)	$19,225
Cash flows from (used in) investing activities	(72,474)	56,576	13,805	(2,093)
Cash flows from (used in) financing activities	47,035	(58,191)	(1,238)	(12,394)
Net increase in cash and cash equivalents	3,526	358	854	4,738
Cash and cash equivalents at beginning of period	263	3,467	2,005	5,735
Cash and cash equivalents at end of period	$3,789	$3,825	$2,859	$10,473

14.  Subsequent Events – On July 10, 2003, RFS and the Operating Partnership were acquired by subsidiaries of CNL for approximately $383 million in cash ($12.35 per share and per unit).  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and an indirect wholly owned subsidiary of CNL.  Prior to the closing of this transaction the common stock of RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.”  The common stock of RFS has since been removed from listing on the New York Stock Exchange.  The former assets of RFS are now held by subsidiaries of CNL.  By virtue of the closing of the transaction, CNL and its subsidiaries (which now include the Operating Partnership) are responsible for the former debts and obligations of RFS and its subsidiaries (approximately $318 million).

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and CNL.   On June 6, 2003, the complaint was amended.  The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS board of directors and its financial advisor, (iii) CNL aided and abetted the RFS board of directors in connection with their breach of fiduciary duties, (iv) the RFS board of directors violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading.  Among other relief, the amended complaint seeks certification of the class action, an injunction enjoining RFS and CNL from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages.  On June 23 and on July 1, 2003, respectively, RFS and CNL filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein.  The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction, which was argued by the plaintiff on July 8, 2003, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on said date.  Based upon the information currently available to the Operating Partnership and CNL, the Operating Partnership and CNL believe the allegations contained in the amended complaint are without merit and CNL intends to vigorously defend the action.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed herein may constitute forward-looking statements within the meaning of the federal securities laws. Such statements may be identified by words such as anticipate, believe, estimate, expect, intend, predict, will and hope or similar expressions. The Operating Partnership has based these forward-looking statements on its current expectations, estimates and projections about future events and trends affecting the industry and markets in which the Operating Partnership operates, as well as the financial condition of its business, which may prove to be incorrect. These forward-looking statements relate to future events, future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause the Operating Partnership’s actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Future events and actual results could differ materially from those identified or contemplated by such forward-looking statements. General economic conditions, including the timing and magnitude of recovery from the current economic downturn, future acts of terrorism or war, risks associated with the hotel and hospitality business, the availability of capital, and numerous other factors may affect the Operating Partnership’s future results, performance and achievements. These risks and uncertainties are described in greater detail in the Operating Partnership’s other filings with the SEC, particularly under the caption “Risk Factors” in its combined Form 10-K with RFS for the fiscal year ended December 31, 2002. You should carefully read these SEC filings.  Except as required by the federal securities laws, the Operating Partnership disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in the Operating Partnership’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Although the Operating Partnership believes current expectations are based upon reasonable assumptions, the Operating Partnership can give no assurance that expectations will be attained or that actual results will not differ materially.

General.  RFS was a hotel real estate investment trust which, at June 30, 2003, owned interests in 57 hotels with 8,271 rooms located in 24 states (collectively the “Hotels”) through its approximate 92% equity interest in the Operating Partnership. Third party limited partners owned the remaining 8%. RFS was the general partner in the Operating Partnership.  On July 10, 2003, RFS and the Operating Partnership were acquired by subsidiaries of CNL for approximately $383 million in cash ($12.35 per share and unit).  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and indirect, wholly owned subsidiary of CNL.  The following summarizes additional information for the 57 hotels owned at June 30, 2003:

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

At June 30, 2003, the Operating Partnership and its wholly owned subsidiaries leased five hotels to two third-party lessees and fifty-two hotels are leased by TRS Lessees. Fifty hotels are managed by Flagstone Hospitality Management Company LLC (“Flagstone”) and the remaining seven hotels are managed by four other third party management companies.

Results of Operations

Comparison of the three and six months ended June 30, 2003 and June 30, 2002.

Revenue

For purposes of the following discussion, the “Company” shall be deemed to include RFS, the Operating Partnership and their subsidiaries, as such discussions relate to events that occurred on or prior to June 30, 2003.  Revenue decreased 8.7% for the quarter from $53.1 million to $48.5 million and 7.0% year to date from $100.1 million to $93.1 million.  For the quarter and year to date, business travel demand continues to wane as a result of the sluggish economy coupled with the travel fears resulting from the war in Iraq and the threat associated with the spreading of Severe Acute Respiratory Syndrome (“SARS”).  The Company’s overall revenues have also decreased due to substantial renovations at three hotels: the Hotel Rex in San Francisco, CA, and the Residence Inns in Sacramento, CA and Fishkill, NY.  Excluding these three hotels, for the quarter, revenue per available room declined 7.8% due to a decline in occupancy of 2.9 percentage points and a 4.0% decline in average daily rate. Revenue per available room declined 5.3% year to date due to a decline in occupancy of 1.0 percentage points and a 3.8% decline in average daily rate.  Revenue per available room at the Company’s 54 comparable hotels for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 11.7%, 5.9% and 4.4% for the quarter, and 7.4%, 4.3% and 3.4% for the year, respectively, from the comparable 2002 period.

The Company’s five comparable northern California properties experienced an average decline in revenue per available room of 16.6% in the quarter and 13.0% year to date. In San Francisco, the Hilton Fisherman’s Wharf experienced decreases in revenue per available room of 15.4% for the quarter and 8.6% year to date, while at the Company’s four Silicon Valley hotels, revenue per available room decreased 17.2% for the quarter and 14.5% year to date, which compares favorable to the decline in revenue per available room within the San Jose/Santa Cruz Metropolitan Service Area (“MSA”) of approximately 19.8% for the quarter and 18.0% year to date. The decline in year over year revenue per available room in both the San Francisco/San Mateo MSA and the San Jose/Santa Cruz MSA in Silicon Valley was due to the continued downturn in the technology and telecommunications industries, a weak convention calendar and a lack of business travelers, both domestic and international. Excluding the five comparable northern California properties, revenue per available room declined approximately 6.6% for the quarter and 4.9% year to date, which compares to the industry’s decline of 3.2% for the quarter and 2.5% year to date, as reported by Smith Travel Research.

The Operating Partnership hopes to benefit in the future from any decline in new supply growth, which has been predicted by Smith Travel Research, which combined with an economic turnaround may create increased lodging demand for the Company’s hotels. This may lead to growth in revenue per available room and net income.

The following shows hotel operating statistics for the 54 comparable hotels for the three and six months ended June 30, 2003. The hotels excluded in the comparable statistics are the Residence Inns in Fishkill, NY and Sacramento, CA, which were undergoing substantial renovations resulting in meaningful rooms out of service, and the Hotel Rex in San Francisco, CA, which closed in November 2002 and didn’t fully reopen until June 2003 after undergoing an earthquake retrofit and renovation.  Aggregate capital expenditures for these three hotel projects are approximately $5.8 million.

For The Three Months Ended June 30, 2003

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2003	Variance vs. 2002	2003	Variance vs 2002		2003	Variance vs. 2002

Full Service	$93.25	(7.4)%	66.1%	(3.2 pts	)	$61.63	(11.7)%
Extended Stay	88.29	(3.2)%	74.8%	(2.2 pts	)	66.04	(5.9)%
Limited Service	69.85	(0.3)%	68.8%	(3.0 pts	)	48.02	(4.4)%
Total	$82.99	(4.0)%	69.2%	(2.9 pts	)	57.45	(7.8)%

COMPARABLE HOTELS OPERATING STATISTICS

For The Six Months Ended June 30, 2003

	ADR		OCCUPANCY		Revenue Per Available Room
Hotel Type	2003	Variance vs. 2002	2003	Variance vs 2002	2003	Variance vs. 2002

Full Service	$92.95	(7.4)%	64.9%	0.1 pts	$60.28	(7.4)%
Extended Stay	88.81	(3.3)%	75.8%	(0.8) pts	67.28	(4.3)%
Limited Service	71.04	0.0%	64.5%	(2.3) pts	45.84	(3.4)%
Total	$83.72	(3.8)%	67.4%	(1.0) pts	56.40	(5.3)%

The Company’s comparable full service hotels experienced a year over year decrease in revenue per available room of 11.7% in the quarter and 7.4% year to date.  This decrease was caused by a quarterly decrease in occupancy of 3.2 percentage points (year to date occupancy increased 0.1 percentage points) and a quarter and year to date 7.4% decline in average daily rate, respectively.  The five comparable northern California hotels previously mentioned make up a substantial portion of these decreases. Excluding the five northern California properties, revenue per available room at the Company’s other full service hotels decreased approximately 7.7% for the quarter and 2.9% for the year.  The following five comparable full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 16.6% and 13.0% for the three and six months ended June 30, 2003.

Hotel	Location	Three Months Ended	Six Months Ended

173-room Sheraton	Sunnyvale, CA	(16.3)%	(14.7)%
235-room Beverly Heritage	Milpitas, CA	(17.2)%	(19.7)%
229-room Sheraton	Milpitas, CA	(26.4)%	(19.4)%
214-room Sheraton Four Points	Pleasanton, CA	(6.5)%	(3.0)%
234-room Hilton	San Francisco, CA	(15.4)%	(8.6)%

In Silicon Valley, where the Company has four full service hotels that experienced a decrease in revenue per available room of 17.2% for the quarter and 14.5% year to date, the hotel guests are predominantly domestic and international business travelers. These hotels have been among the most adversely affected by the decrease in  business travel due to the continued weakness in the technology and telecommunications industries, the threat of SARS on international travelers and the effects of the war in Iraq. Furthermore, there is little leisure demand for hotels in the Silicon Valley market that would mitigate the significant decrease in business travel.  Increases in business travel associated with an economic turnaround in the technology and communications industries may benefit the Company in growth of revenue per available room and net income.

Conversely, within San Francisco, occupancy at the Hilton Fisherman’s Wharf is driven predominantly by leisure travelers, with business travelers and groups making up the balance in room demand. In the past, San Francisco has been host to a large number of city wide conventions, but there have not been many in 2003, thus reducing the amount of business travelers into the San Francisco market.  Accordingly, the market remains depressed.  There is no consistency in this market with respect to business or leisure travelers as evidence by the fact that throughout the year, revenue per available room increased 10.1% in January and 16.2% in February, but decreased 11.7% in March, 10.2% in April, 20.0% in May and 15.6% in June.

The Hotel Rex at Union Square was not open for most of the first quarter due to the $1.5 million earthquake retrofit and renovation and the lobby and the new restaurant were not completed until June 2003.  The retrofit and renovation is required to be performed by early 2005 in order to comply with existing building codes.  Based on its location within San Francisco at Union Square, this hotel is more reliant on business travelers and city-wide conventions, and the Company believes the Hotel Rex is well positioned to attract travelers.

The comparable extended stay hotels, which excludes the Residence Inns in Sacramento, CA and Fishkill, NY that were undergoing substantial renovations, experienced a year over year decline in revenue per available room of 5.9% for the quarter and 4.3% year to date.  Most of our extended stay hotels, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as “drive to” markets. These hotels are typically less affected by the current geo-political unrest, the war in Iraq and the threat of SARS, with revenue per available room declining 5.8% for the quarter and 3.5% year to date. The Orlando Residence Inn experienced a decline in revenue per available room of nearly 7.2% for the quarter and 11.9% year to date. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott.  Revenue per available room is typically less volatile as these hotels benefit from longer duration stays that include the typically slower weekend days. The twelve comparable Residence Inns by Marriott experienced a decrease in revenue per available room of 5.5% for the quarter and 4.3% year to date.

At June 30, 2003, the Company’s limited service hotels experienced a decrease in revenue per available room of 4.4% for the quarter and 3.4% year to date. Quarter to date and year to date the limited service portfolio performed the best among the Operating Partnership portfolio in terms of revenue per available room versus the prior year.  Seventeen of the Operating Partnership’s twenty-six limited service hotels are Hampton Inns which the Operating Partnership currently believes has the strongest rewards program among its limited service hotels and which experienced a decline in revenue per available room of 1.9% for the quarter and 1.5% year to date.

Expenses

Total operating expenses increased $0.3 million for the quarter to $42.5 million in 2003 versus $42.2 million in 2002 and increased $0.4 million year to date to $82.9 million in 2003 versus $82.5 million in 2002. Operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue) decreased 8.0 points to 13.2% from 21.2% for the quarter and 6.5 points to 12.3% from 18.8% year to date, driven by the decrease in revenue of 8.7% in the quarter and 7.0% year to date.  Operating income flowthrough for 2003 (decrease in operating income divided by the decrease in total hotel revenue, excluding deferred revenue) was 105% for the quarter and year to date.  In other words, for every dollar lost in total hotel revenue, the Company lost $1.05 in operating income.  Individual line items comprising hotel operating expenses are discussed below.

Hotel operating expenses for rooms, food and beverage and other operating departments decreased 4.6% for the quarter to $12.2 million from $12.8 million and decreased 3.5% year to date to $23.9 million from $24.8 million; however, as a percentage of total hotel revenue, hotel operating expenses increased to 25.2% in 2003 versus 24.1% in 2002 for the quarter and increased to 25.7% from 24.8% year to date. The increased percentage was caused primarily by the decline in revenue year over year in relationship to significant fixed costs as the decreases in occupancy continue to be less than the decrease in average daily rate, resulting in deteriorating margins as the costs to service hotel guests have not decreased as much as the room rental rates.

Property operating costs increased $0.4 million or 7.2% for the quarter and $0.8 million or 8.0% year to date due primarily to an increase in energy costs across most of the portfolio of $0.2 million or 8.3% for the quarter and $0.4 million or 9.8% year to date.  Energy costs have increased due to the well-publicized oil and gas price increases caused primarily by the war in Iraq and shortages in production in South America.  In addition, costs incurred associated with the conversion of the Birmingham hotel to a Hilton from a Sheraton were approximately $0.1 million in the quarter and $0.2 million year to date.  A majority of the remaining increase is attributable to increased marketing costs of $0.1 million in the quarter and year to date related to certain internet based sales initiatives.

Property taxes, insurance and other expenses increased only slightly ($33 thousand) for the quarter and decreased $0.4 million or 5.8% year to date driven primarily by a decrease in real estate taxes of approximately $0.3 million and earthquake premiums of $0.1 million.  The decrease in real estate taxes results from reduced assessments through appeals made by the Company and assessor adjustments reflecting the lagging hotel industry. The decrease in earthquake insurance results from the Company’s decision to reduce the aggregate amount of insurance coverage, based on an analysis performed by an independent third party for the benefit of the Company.

Franchise costs decreased $0.3 million or 7.1% for the quarter and $0.4 million or 4.9% year to date due to the decrease in total hotel revenue.  For both the quarter and year to date, franchise costs remained relatively flat at 8.3% of total hotel revenue in 2003 versus 8.2% in 2002.

Maintenance and repair costs increased $0.4 million or 15.3% for the quarter and $0.6 million or 13.0% year to date. This increase is associated with the costs incurred in connection with the substantial renovations at the Hotel Rex and Residence Inn in Fishkill, NY and Sacramento, CA, the completion of product improvement plans at seven of our Hampton Inns, the collapse of a canopy at the Hampton Inn in Denver, Colorado, a major pipe burst at the Sheraton in Pleasanton, California and water damage at the Holiday Inn in Columbia, South Carolina.

Management fees have increased $0.1 million for the quarter and year to date due to costs associated with the participation in certain purchasing programs.

Depreciation decreased only slightly ($22 thousand) during the quarter, but increased $0.3 million to $15.0 million from $14.7 million year to date due to substantial capital expenditures in 2002.

Amortization of franchise fees and unearned compensation decreased slightly ($24 thousand) for the quarter and $0.1 million year to date due to the amortization of certain employee restricted stock awards that fully vested in October 2002.

General and administrative expenses increased $0.4 million or 7.1% for the quarter due to costs incurred related to the Company’s acquisition by CNL of $0.7 million, partially offset by a decrease in compensation of approximately $0.2 million resulting from the termination of the Company’s bonus plan for 2003 and the remainder of the offset attributable to the reduction of overhead at the corporate and hotel level as a result of continued cost cutting initiatives of $0.1 million.  Year to date, expenses increased $0.3 million or 2.7% as a result of the second quarter activity, offset by additional overhead savings in the first quarter of approximately $0.1 million.

Debt extinguishment and swap termination costs of $10.1 million in 2002 are comprised of a yield maintenance premium of $5.5 million to pay off the 1996 CMBS debt, $3.2 million to terminate two interest rate swaps and $1.4 million to write-off the unamortized debt issuance costs related to the 1996 CMBS debt.   All of these transactions were completed in connection with the issuance of the $125 million senior notes.

Amortization on loan origination costs have remained flat year over year.

Interest expense decreased only slightly ($26 thousand) for the quarter.  The increase in the weighted average borrowings for the quarter of $2.7 million from $298.7 million to $300.1 million was offset by the decrease in the average interest rate on borrowings outstanding under the Line of Credit and the refinancing of $3.8 million of Senior Notes that were repurchased and retired through borrowings under the Line of Credit.  For the year, interest expense increased $0.6 million or 4.7% due to the increase in the weighted average interest rate on borrowings outstanding for the year from 8.2% in 2002 to 8.7% in 2003, offset by a decrease in the year to date weighted average borrowings outstanding of $6.0 million from $305.6 million to $299.0 million.   The increase in the weighted average interest rate results from the issuance of $125.0 million, 9.75% Senior Notes in February 2002, of which a portion of the proceeds were used to redeem bonds that carried an interest rate of approximately 7.0%.  In addition, during the first quarter 2003, the Company expensed approximately $151 thousand of costs associated with the repurchase and retirement of $3.8 million of Senior Notes, $122 thousand of which relates to the write-off of unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.

The loss on sale of assets in 2003 and the quarter ended June 30, 2002 relates to the sale of hotel vans and the year to date gain in 2002 relates primarily to the sale of the Company’s interest in an unconsolidated partnership for approximately $1.1 million in the first quarter of 2002.

Benefit from income taxes increased $0.7 million for the quarter and $1.2 million year to date due to the increase in losses in the taxable REIT subsidiaries.

Net income (loss) applicable to unitholders—Operating Partnership

For the quarter, net income (loss) applicable to unitholders decreased $1.6 million from net income of $1.2 million in 2002 to a net loss of $0.4 million in 2003.  The decrease is attributable to the decrease in operating income of $4.9 million, offset by the loss on redemption of the Series B Preferred Units of $1.9 million in 2002, preferred dividends of $0.8 million in 2002 and the increase in the deferred tax benefit in 2003 of $0.7 million.

For the year, net loss applicable to unitholders decreased $5.7 million from $7.9 million in 2002 to $2.2 million in 2003. The decrease is primarily attributable to the decrease in operating income of $7.4 million, the increase in interest expense of $0.6 million, offset by the debt extinguishments and swap termination costs of $10.1 million in 2002, the loss on redemption of the Series B Preferred Units of $1.9 million in 2002, and preferred dividends of $1.6 million in 2002.

Liquidity and Capital Resources

The Operating Partnership’s principal source of liquidity to meet its cash requirements, including distributions to unitholders and repayments of indebtedness, has been cash flow provided by operating activities.  For the six months ended June 30, 2003, cash flow provided by operating activities of the Operating Partnership was $13.3 million. The Operating Partnership believes that cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Operating Partnership currently expects to fund its other liquidity needs by exchanging equity for hotel properties or possibly accessing the equity and debt capital markets as market conditions permit. At June 30, 2003, the Company had $5.9 million of cash and cash equivalents and had borrowed $8.5 million under its $140.0 million Line of Credit, subject to borrowing base values, as calculated in accordance with the terms of the Line of Credit, which value from time to time may be less than the maximum $140 million.  On July 10, 2003, as part of the merger between the Operating Partnership, RFS and CNL, the Line of Credit was terminated and replaced with a $320 million Bridge Loan from an affiliate of Bank of America, of which only $101 million was drawn by CNL to fund the merger.

The following details the Company’s debt outstanding at June 30, 2003 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at June 30, 2003

Line of Credit	$8,500	LIBOR + 250bp	Variable	July 2005	24	$212,909
Senior Notes	121,220	9.75%	Fixed	March 2012	—	—
Mortgage	89,802	7.83%	Fixed	December 2008	10	120,024
Mortgage	17,793	8.22%	Fixed	November 2007	1	41,807
Mortgage	50,346	8.00%	Fixed	August 2010	8	80,850
	$287,661					$455,590

The interest rate on the Line of Credit ranged from 150 basis points to 250 basis points above LIBOR, depending on the Company’s ratio of total debt to its investment in hotel properties (as defined in the Line of Credit Agreement). The interest rate was approximately 3.8% at June 30, 2003. The Line of Credit was collateralized by first priority mortgages on 24 hotels that restricted the transfer, pledge or other hypothecation of the hotels (collectively, the “Collateral Pool”).  The Line of Credit contains various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Company was not in compliance with certain of these covenants at June 30, 2003, however, the Line of Credit was terminated on July 10, 2003 in connection with the merger.

During the first quarter of 2003, the Company borrowed approximately $3.8 million under the Line of Credit to retire $3.8 million of Senior Notes. As a result of the redemption of the $3.8 million Senior Notes, the Company expensed $122 thousand in unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.

The Operating Partnership’s other borrowings are nonrecourse to the Operating Partnership and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At June 30, 2003, approximately 97% of the Company’s debt was fixed at a weighted average interest rate of 8.7%.

Future scheduled principal payments of debt obligations at June 30, 2003 are as follows (in thousands):

Amount

2003	$1,357
2004	2,888
2005	11,661
2006	3,424
2007	19,662
Thereafter	248,669
$287,661

In addition to the above principal payment of debt obligations as of June 30, 2003, the Operating Partnership has a

$3.0 million letter of credit outstanding. The letter of credit serves as collateral on the worker’s compensation plan for the benefit of the hotel employees of Flagstone. There are no outstanding balances on the letter of credit. The Company is also committed to make future payments under various operating leases that are not significant.

Certain significant credit statistics at June 30, 2003 are as follows:

•                                       Weighted average maturity of fixed rate debt of 7.1 years

•                                       Fixed interest rate debt equal to 97% of total debt

•                                       Debt equal to 35% of investment in hotel properties, at cost, as defined by the Company

During the six months ended June 30, 2003, the Company spent approximately $9.4 million of capital expenditures  on its hotels, primarily focused on projects at ten of the Company’s hotels: 1) the earthquake retrofit and renovation at the Hotel Rex in San Francisco, CA; 2) the conversion of the Birmingham hotel to a Hilton from a Sheraton; 3) the completion of product improvement plans at six of the Hampton Inns; and 4) the renovation of the Residence Inns in Fishkill, NY and Sacramento, CA. The Operating Partnership expects to spend approximately $2.3 million on capital improvements to its hotels for the remainder of 2003, which the Operating Partnership is expected to fund from cash generated from operations and borrowings under the Line of Credit.

The Operating Partnership expects to be able to meet its short-term working capital, capital expenditure and debt service requirements through cash flow from operations. As market conditions permit, the Operating Partnership may, from time to time, access the debt and equity capital markets as a source of additional liquidity.  At June 30, 2003, the Operating Partnership had $83.5 million of borrowing availability under the line of credit excluding outstanding letters of credit. Over the longer term, the Operating Partnership’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Operating Partnership’s control. If the Operating Partnership does not generate sufficient cash flow from operations to satisfy its debt obligations, the Operating Partnership may have to undertake alternative financing plans. The Operating Partnership cannot assume that completion of any such alternative financing plans will be possible. The Operating Partnership’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

The Operating Partnership in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. The Operating Partnership has no restrictions in its Agreement of Limited Partnership on the amount of indebtedness the Operating Partnership may incur.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates.

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues. Quarterly financial results also may be adversely affected by factors outside the Operating Partnership’s control, including weather conditions and poor economic factors. As a result, the Operating Partnership may have to enter into short-term borrowing in the first and fourth quarters in order to offset these fluctuations in revenues and to make payments on it outstanding debt.

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

The Operating Partnership is exposed to certain financial market risks, one being fluctuations in interest rates. The Operating Partnership monitors interest rate fluctuations as an integral part of the Operating Partnership’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Operating Partnership’s results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

The Company’s operating results have historically been affected by changes in interest rates primarily as a result of borrowing under its line of credit. If interest rates increased by 25 basis points, interest expense would have increased by approximately $13 and $23 thousand for the three and six months ended June 30, 2003, respectively, based on balances outstanding during the three and six months ended June 30, 2003.   The Credit Agreement and the related Line of Credit were terminated pursuant to the mergers with subsidiaries of CNL on July 10, 2003.

The Operating Partnership’s primary market risk exposure is to changes in interest rate as a result of its Line of Credit and long-term debt. At June 30, 2003, the Company had outstanding total indebtedness of approximately $287.7 million. The Operating Partnership’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Operating Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Company has not entered into any derivative or interest rate transactions for speculative purposes, nor does the Operating Partnership anticipate doing so in the future. Approximately 97% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 8.7% at June 30, 2003. The Operating Partnership regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about the Company’s instruments that have been sensitive to changes in interest rates. For debt obligations outstanding at June 30, 2003, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2003. The fair value of the Company’s fixed rate debt at June 30, 2003, indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at June 30, 2003. The rate assumed in the fair value calculation of fixed rate debt, excluding the senior notes, is equal to 5.25%, which consists of the 7-year treasury of 2.75% as of June 30, plus 250 basis points. The fair value calculation of the senior notes is based on actual trade activity in the Operating Partnership’s senior notes over the past 30 days.

Expected Principal Cash Flows

Liabilities	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value Total
	(in thousands)

Long-Term Debt:
Fixed Rate	$1,357	$2,888	$3,161	$3,424	$19,662	$248,669	$279,161	$298,308
Average Interest Rate	8.73%	8.73%	8.73%	8.73%	8.73%	8.73%
Variable Rate	—	—	$8,500	—	—	—	$8,500	$8,500
Average Interest Rate			3.81%

The table incorporates only those exposures that exist as of June 30, 2003 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Operating Partnership’s ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Operating Partnership’s strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Operating Partnership’s financing requirements.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company has believed, and subsequent to the mergers with subsidiaries of CNL, the Operating Partnership believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

The Company has evaluated, and since the consummation of the mergers, the Operating Partnership anticipates evaluating its estimates, including those related to bad debts, carrying value of investments in hotels, income taxes, contingencies and litigation. The Company has based its estimates on historical experience and on various other assumptions that the Company has believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has maintained allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company has monitored, and the Operating Partnership anticipates monitoring on a regular basis its outstanding receivables and actively seeking to collect all overdue balances by sending overdue notices to customers, speaking with customers, and seeking collection through the use of an agency or the court of law. If the Operating Partnership believes that a portion of a receivable or an entire receivable will not be collected, the Operating Partnership will  provide an allowance for doubtful accounts against that receivable for the estimate of the uncollectible amount. If the financial condition of the Operating Partnership’s customers were to deteriorate, resulting in an impairment of the customers’ ability to make payments, additional allowances may be required.

The Company has recorded and the Operating Partnership anticipates recording an impairment charge when it believes an investment in hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in hotel. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

The Company has recognized and the Operating Partnership anticipates recognizing deferred tax assets to an amount that is more likely than not to be realized. The Operating Partnership has determined that no valuation allowance is necessary based on its estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should the Operating Partnership determine it would not be likely to realize in full the deferred tax asset in the future, the Operating Partnership would record a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized. Such adjustment to the deferred tax asset would decrease income in the period such determination was made.

ITEM 4.  Internal Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended, the Operating Partnership carried out an evaluation, with the participation of the Operating Partnership's management, including the Operating Partnership's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Operating Partnership's disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Operating Partnership's management, including the Chief Executive Officer and Principal Financial Officer, has concluded that the Operating Partnership's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in the Operating Partnership's periodic SEC filings.

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

During June 2003, the Operating Partnership sought the approval of its holders of limited partnership interests to the merger of a subsidiary of CNL with and into the Operating Partnership.  The holders of limited partnership interests in the Operating Partnership unanimously approved such merger.

ITEM 5.  Other Information

Available Information

The Company’s former internet website, www.rfshotel.com, is no longer operational. CNL’s internet website is www.cnlonline.com.  CNL makes available free of charge through its website the Operating Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on the CNL website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that the Operating Partnership makes with the SEC.

ITEM 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

Exhibit 31.1            Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - "(filed herewith)"

Exhibit 31.2            Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - "(filed herewith)"

Exhibit 32.1            Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - "(furnished herewith)"

Exhibit 32.2            Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - "(furnished herewith)"

(b) The Operating Partnership filed the following reports during the quarter ended June 30, 2003 on Form 8-K:

•                                       May 1, 2003—Item 9 and Item 12 report regarding the issuance of a press release announcing the Company’s operating results for the first quarter ended March 31, 2003.

•                                       May 9, 2003 – Item 5 report regarding the issuance of a press release announcing the acquisition of the Company by CNL Hospitality Properties, Inc.

•                                       May 27, 2003 – Item 5 report regarding the filing of a putative class action complaint against the Company and CNL pertaining to the acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized signatory and principal financial and accounting officer thereunto duly authorized.

RFS PARTNERSHIP, L.P.

By: CNL ROSE GP CORP., its general partner
August 14, 2003	/s/ C. Brian Strickland
Date	C. Brian Strickland
Title: Executive Vice President (Principal Financial and Accounting Officer)