Form 10-Q
period 2003-09-30
RFS PARTNERSHIP LP
filed 2003-11-14
CIK 1168409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether RFS Partnership, L.P. is an accelerated filer (as defined in Exchange Act Rule 12b-2).   ☐Yes ☒ No

On August 14, 2003, RFS Partnership, L.P. (the “Operating Partnership”), filed with the Securities and Exchange Commission (the “Commission”) a Certification and Termination of Registration on Form 15 (the “Form 15”), terminating the Operating Partnership’s obligation to file reports with the Commission under the Securities Exchange Act of 1934, as amended (the “Act”).  Although the filing of the Form 15 terminates the Operating Partnership’s obligation to file reports under the Act, the Operating Partnership is filing this Quarterly Report on Form 10Q, in accordance with its obligation to do so set forth in that certain Indenture, by and among the Operating Partnership, RFS 2002 Financing, Inc., CNL Rose Acquisition Corp., RFS Leasing VII, Inc. and U.S. Bank, N.A., dated as of February 26, 2002.

RFS PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Post-Merger Partnership	Pre-Merger Partnership
	September 30, 2003	December 31, 2002

ASSETS
Investment in hotel properties, net	$799,491	$593,289
Real estate held for sale	36,796	—
Cash and cash equivalents	7,267	1,938
Restricted cash	10,330	4,383
Accounts receivable	7,292	4,698
Deferred expenses, net	5,969	8,805
Other assets	5,693	3,712
Deferred income taxes, net of $1,328 and $0 valuation allowance at September 30, 2003 and December 31, 2002, respectively	26,575	25,830
Total assets	$899,413	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$23,142	$24,202
Borrowings on Line of Credit	—	6,950
Bridge loan	101,000	—
Mortgage notes payable	160,186	159,279
Senior notes payable	81,753	125,000
Total liabilities	366,081	315,431
Commitments and contingencies
Redeemable limited partnership units at redemption value, 2,459 units at December 31, 2002	—	26,702
Partners’ capital:
General partnership units, 31,942 units and 28,467 units at September 30, 2003 and December 31, 2002, respectively	533,332	300,522
Total partners’ capital	533,332	300,522
Total liabilities and partners’ capital	$899,413	$642,655

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands, except per unit data)

	Post- Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Sept. 30, 2003	July 1 to July 10, 2003	July 1 to Sept. 30, 2002
Revenue:
Rooms	$36,732	$3,892	$41,450
Food and beverage	3,796	336	4,084
Other operating departments	1,355	130	1,577
Lease revenue	3,498	138	1,131
Deferred revenue	423	—	472
Other	410	6	73
Total hotel revenue	46,214	4,502	48,787
Hotel operating expenses:
Rooms	7,404	840	8,150
Food and beverage	2,812	252	3,107
Other operating departments	352	35	479
Undistributed operating expenses:
Property operating costs	5,432	585	5,521
Property taxes, insurance and other	3,012	314	2,841
Franchise costs	3,503	394	3,990
Maintenance and repair	2,088	242	2,254
Management fees	998	2,089	1,158
Depreciation	7,442	805	7,002
Amortization of franchise fees and unearned compensation	17	1,447	312
General and administrative	3,703	16,527	4,606
Total operating expenses	36,763	23,530	39,420
Operating income (loss)	9,451	(19,028)	9,367
Amortization of loan origination costs	53	20	427
Interest expense	6,169	746	6,470
Income (loss) from continuing operations before income taxes	3,229	(19,794)	2,470
Benefit from income taxes	(528)	—	(323)
Income (loss) from continuing operations	3,757	(19,794)	2,793
Income from discontinued operations	822	103	857
Net income (loss) applicable to common unitholders	$4,579	$(19,691)	$3,650

Earnings (loss) per unit data:
Basic earnings (loss) per unit from continuing operations	$0.11	$(0.62)	$0.09
Discontinued operations	0.03	0.00	0.03
Basic earnings (loss) per unit	$0.14	$(0.62)	$0.12

Diluted earnings (loss) per unit from continuing operations	$0.11	$(0.62)	$0.09
Discontinued operations	0.03	0.00	0.03
Diluted earnings (loss) per unit	$0.14	$(0.62)	$0.12
Weighted average common units outstanding—basic	31,942	31,942	30,924
Weighted average common units outstanding—diluted	31,942	31,942	30,970

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands, except per unit data)

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Sept. 30, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Sept. 30, 2002
Revenue:
Rooms	$36,732	$78,234	$121,111
Food and beverage	3,796	8,971	12,961
Other operating departments	1,355	2,820	4,748
Lease revenue	3,498	2,980	3,999
Deferred revenue	423	(1,461)	(1,032)
Other	410	214	334
Total hotel revenue	46,214	91,758	142,121
Hotel operating expenses:
Rooms	7,404	16,391	24,095
Food and beverage	2,812	6,499	9,614
Other operating departments	352	792	1,327
Undistributed operating expenses:
Property operating costs	5,432	11,179	15,311
Property taxes, insurance and other	3,012	5,983	8,899
Franchise costs	3,503	7,573	11,493
Maintenance and repair	2,088	5,238	6,629
Management fees	998	4,582	3,497
Depreciation	7,442	14,805	20,759
Amortization of franchise fees and unearned compensation	17	2,028	950
General and administrative	3,703	26,008	13,795
Total operating expenses	36,763	101,078	116,369
Operating income (loss)	9,451	(9,320)	25,752
Debt extinguishments and swap termination costs	—	—	10,122
Amortization of loan origination costs	53	804	1,204
Interest expense	6,169	13,889	19,025
Income (loss) from continuing operations before income taxes	3,229	(24,013)	(4,599)
Benefit from income taxes	(528)	(1,546)	(703)
Income (loss) from continuing operations	3,757	(22,467)	(3,896)
Income from discontinued operations	822	607	2,128
Gain (loss) on sale of assets	—	(9)	962
Net income (loss)	4,579	(21,869)	(806)
Loss on redemption of Preferred Units	—	—	(1,890)
Preferred unit dividends	—	—	(1,562)
Net income (loss) applicable to common unitholders	$4,579	$(21,869)	$(4,258)

Earnings (loss) per unit data:
Basic earnings (loss) per unit from continuing operations	$0.11	$(0.72)	$(0.22)
Discontinued operations	0.03	0.02	0.08
Basic earnings (loss) per unit	$0.14	$(0.70)	$(0.14)

Diluted earnings (loss) per unit from continuing operations	$0.11	$(0.72)	$(0.22)
Discontinued operations	0.03	0.02	0.08
Diluted earnings (loss) per unit	$0.14	$(0.70)	$(0.14)
Weighted average common units outstanding—basic	31,942	31,271	29,562
Weighted average common units outstanding—diluted	31,942	31,271	29,562

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands)

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Sept. 30, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Sept. 30, 2002
Cash flows from operating activities:
Net income (loss)	$4,579	$(21,869)	$(806)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	7,513	18,675	24,681
Write-off of deferred expenses	—	349	1,361
Loss (gain) on sale of assets	—	9	(962)
Changes in assets and liabilities:
Accounts receivable	(1,850)	(744)	342
Other assets	2,599	(5,279)	(862)
Deferred income taxes	(527)	(1,546)	(703)
Accounts payable and accrued expenses	(64)	(2,122)	4,604
Net cash provided (used) by operating activities	12,250	(12,527)	27,655
Cash flows from investing activities:
Investment in hotel properties	(266)	(10,035)	(6,887)
Restricted cash	(1,261)	(1,686)	1,258
Cash returned (paid) for franchise fees	(106)	107	(70)
Proceeds from sale of assets	—	6	1,111
Net cash used by investing activities	(1,633)	(11,608)	(4,588)
Cash flows from financing activities:
Net proceeds (payments) on line of credit		28,550	(71,938)
Proceeds from issuance of (payments to retire) Senior Notes	(42,188)	(3,780)	125,000
Payments on mortgage notes payable	(625)	(1,578)	(60,019)
Redemption of preferred units	—	—	(25,850)
Distributions to unitholders	—	(7,735)	(23,571)
Issuance of common and preferred units	—	12,408	39,653
Contributions from parent company	77,950	—	—
Distributions to parent company	(44,000)	—	—
Loan fees paid	(99)	(56)	(4,179)
Net cash provided (used) by financing activities	(8,962)	27,809	(20,904)

Net increase in cash and cash equivalents	1,655	3,674	2,163
Cash and cash equivalents at beginning of period	5,612	1,938	5,735
Cash and cash equivalents at end of period	$7,267	$5,612	$7,898

Supplemental disclosure of non-cash activities:

In 2003, the Partnership:

i.                                          The Pre-Merger Partnership allocated $3.6 million from Partners’ Capital to redeemable limited partnership units.

ii.                                       The Pre-Merger Partnership issued 37 thousand general partnership units with a value of $0.4 million in exchange for 37 thousand redeemable limited partnership units.

iii.                                    The Post-Merger Partnership, as part of the acquisition of the Operating Partnership by CNL, issued 2.4 million general partnership units to CNL with a value of $29.9 million in exchange for 2.2 million redeemable limited partnership units.

iv.                                   CNL contributed to the Post-Merger Partnership net assets of approximately $131.6 million.

In 2002, the Pre-Merger Partnership:

i.                                          Allocated $1.0 million from redeemable limited partnership units to Partners’ Capital.

ii.                                       Recorded an expense of $1.9 million related to the issuance costs associated with the redemption of the Series B Preferred Units on June 30, 2002 that was previously included in Partners’ Capital.

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

	Pre-Merger Partnership	Post-Merger Partnership

Balance, December 31, 2002	$300,522
Issuance of general partnership units	12,818
Contributions	(9)
Distributions to general partnership units ($0.25 per unit)	(7,129)
Distributions to redeemable limited partnership units ($0.25 per unit)	(606)
Allocation to redeemable limited partnership units	(3,610)
Contribution from general partner related to amortization of stock-based compensation	1,957
Net loss	(21,869)
Balance, July 10, 2003	$282,074
Contribution from CNL to acquire the Operating Partnership		$363,160
Contributions from parent company		209,593
Distributions to parent company		(44,000)
Net income		4,579
Balance, September 30, 2003		$533,332

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization.  RFS Partnership, L.P. (the “Operating Partnership”) is a Tennessee limited partnership which, at September 30, 2003, owned interests in 62 hotels with 9,399 rooms located in 26 states (collectively the “Hotels”). On July 10, 2003, RFS Hotel Investors, Inc. (“RFS”) and the Operating Partnership were acquired by subsidiaries of CNL Hospitality Properties, Inc. (“CNL”) for approximately $383 million in cash ($12.35 per share or limited partnership unit), excluding the 1.0 million shares of RFS stock acquired by CNL prior to July 10, 2003.  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and as an indirect wholly owned subsidiary of CNL.  Prior to the closing of this transaction the common stock of RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.”  The common stock of RFS has since been removed from listing on the New York Stock Exchange.  RFS filed a Form 15 on July 14, 2003, terminating its filing requirements with the Securities and Exchange Commission (“SEC”).  On August 14, 2003, the Operating Partnership filed with the SEC a Form 15, terminating the Operating Partnership’s obligation to file reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although the filing of the Form 15 terminates the Operating Partnership’s obligation to file reports under the Exchange Act, the Operating Partnership is filing this Quarterly Report on Form 10Q, in accordance with its obligation to do so set forth in that certain indenture, by and among the Operating Partnership, RFS 2002 Financing, Inc., CNL Rose Acquisition Corp., RFS Leasing VII, Inc. and U.S. Bank, N.A., dated as of February 26, 2002.

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

The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. In preparing financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full year or future periods.

2. Basis of Presentation.  SAB Topic 5-J states that a purchase transaction that results in an entity becoming substantially wholly owned establishes a new basis of accounting, commonly referred to as “push down accounting.”  Push down accounting is required when greater than 95% of the entity is acquired.  Accordingly, such new basis should be recorded in the financial statements of the acquired company, in this case the Operating Partnership. The application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As such, it is not appropriate to combine pre- and post- push down periods in the financial statements because the Operating Partnership’s results of operations and cash flows after the merger are not comparable with those prior to the merger.  Therefore, the Operating Partnership’s Consolidated Statements of Operations and Cash Flows have been bifurcated to present the Operating Partnership’s results prior to the merger, referred to as the Pre-Merger Partnership, and after the merger, referred to as the Post-Merger Partnership.

3. Acquisition of RFS and the Operating Partnership.  On July 10, 2003, RFS and the Operating Partnership were acquired by subsidiaries of CNL for approximately $383 million in cash ($12.35 per share or limited partnership unit) (the “RFS-CNL Transaction”), excluding the 1.0 million shares of RFS stock owned by CNL at the date of the RFS-CNL Transaction.  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and as an indirect wholly owned subsidiary of CNL.

The Pre-Merger Partnership incurred costs of approximately $20.6 million as a result of the RFS-CNL Transaction.  The primary components of these costs are as follows: severance of $11.6 million, amortization of $1.5 million related to the acceleration of unvested restricted stock, advisory fees of $4.5 million, additional management fees of $1.9 million and miscellaneous other costs of $1.1 million.

The total consideration paid by CNL in connection with its acquisition of RFS is as follows (in thousands):

Cash paid for 31,941,851 units at $12.35 per unit	$394,482
Less: cash funded by borrowings from the Operating Partnership	(50,971)
Plus: Transaction costs paid by CNL	19,649
Total	$363,160

As mentioned above, push down accounting was applied to the Operating Partnership upon consummation of the RFS-CNL Transaction and the assets and liabilities of the Operating Partnership were recorded at their fair values. In addition, costs paid by CNL to acquire RFS were pushed down to the Operating Partnership.  No goodwill was recognized upon consummation of the RFS-CNL Transaction.  The following sets forth the fair value of the assets and liabilities of the Operating Partnership, after push down accounting has been applied, as of the consummation of the RFS-CNL Transaction:

July 10, 2003

ASSETS
Investment in hotel properties, net	$675,013
Real estate held for sale	36,796
Cash and cash equivalents	5,612
Restricted cash	9,069
Accounts receivable	5,441
Deferred expenses, net	5,847
Other assets	8,292
Deferred income taxes, net of $1.3 million valuation allowance	26,048
Total assets	$772,118

LIABILITIES
Accounts payable and accrued expenses	$23,206
Bridge loan	101,000
Mortgage notes payable	160,731
Senior notes payable	124,021
Total liabilities	$408,958

The following presents unaudited pro forma results of operations for the nine months ended September 30, 2003 and 2002, respectively, of the Operating Partnership (excluding revenue of $2,752 and expenses of $1,052 for the five properties contributed by CNL) as if the RFS-CNL Transaction had occurred as of January 1, 2003 and 2002, respectively (in thousands):

	Nine Months Ended September 30,
	2003	2002
Revenue	$135,220	$142,121
Expenses	145,390	158,195
Net loss	(10,170)	(16,224)
Basic and diluted loss per unit	$(0.32)	$(0.55)
Weighted average number of units outstanding – basic and diluted	31,942	29,562

4.  Capital Contributions.  Concurrent with the RFS-CNL Transaction, CNL contributed five hotels to the Operating Partnership with net assets of approximately $131.6 million as follows:

ASSETS
Investment in hotel properties, net	$131,414
Restricted cash	1,854
Accounts receivable	320
Other assets	299
Total assets	$133,887

LIABILITIES
Accounts payable and accrued expenses	2,241
Total liabilities	$2,241

The five hotels are a Residence Inn in Orlando, Florida, Marriott Courtyard in Edison, New Jersey, Hyatt Regency in Coral Gables, Florida, Wyndham in Billerica, Massachusetts and a Wyndham in Denver, Colorado.  The two Wyndham properties are triple net lease properties, while the other three properties are leased to taxable REIT subsidiaries owned by CNL but not owned by the Operating Partnership. During the third quarter, the Operating Partnership recognized approximately $2.8 million of revenue and $1.1 million of depreciation on these contributed properties.  These five properties serve as collateral on the Bridge Loan.

On February 25, 2002, the Operating Partnership sold $125 million in Senior Notes (“Senior Notes”).  On August 25, 2003, the Operating Partnership received a capital contribution of $190 thousand from CNL to help fund costs associated with the repurchase of the Senior Notes.  On August 29, 2003, in accordance with the terms of the indenture governing the Senior Notes, the Operating Partnership repurchased from existing holders approximately $42 million of its Senior Notes.  On September 29, 2003, CNL made a $77.8 million capital contribution to the Operating Partnership, the proceeds of which were combined with the Operating Partnership’s available cash to reduce the balance outstanding on the Bridge Loan (defined below) by $88.0 million.

5. Capital Distributions.  On August 25, 2003, the Post-Merger Operating Partnership borrowed $88 million under the Bridge Loan (defined below), $44 million of which was used to repurchase a portion of the Senior Notes, and the remaining $44 million was distributed to the Operating Partnership’s parent company.

6.  Investment in Hotel Properties.  Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings and improvements and five to seven years for furniture and equipment. Investment in hotel properties consists of the following at September 30, 2003 and December 31, 2002, respectively (in thousands):

	Post-Merger Partnership	Pre-Merger Partnership
	Sept. 30, 2003	Dec. 31, 2002

Land	$92,974	$69,639
Building and improvements	648,146	545,557
Furniture and equipment	50,963	124,496
Capital improvements in progress	14,850	12,002
	806,933	751,694
Accumulated depreciation	(7,442)	(158,405)
	$799,491	$593,289

7.  Debt – Pre-Merger Partnership.  On July 10, 2003, the outstanding balance under the Line of Credit of $35.5 million was repaid and terminated in connection with the RFS-CNL Transaction.  At July 10, 2003, the Operating Partnership was in violation of certain financial covenants under the Line of Credit.  The covenant violations have no impact on the Operating Partnership because the Line of Credit was terminated in connection with the RFS-CNL Transaction. All debt issuance costs pertaining to the Pre-Merger Partnership of approximately $7.1 million were written-off in purchase accounting.

8.  Debt – Post-Merger Partnership.  In connection with the RFS-CNL Transaction, the Operating Partnership entered into a $320 million Credit Agreement with Bank of America dated July 10, 2003 (“Bridge Loan”).  The Bridge Loan terminates on January 10, 2004.  The Operating Partnership intends to refinance the Bridge Loan with the issuance of a CMBS facility prior to January 10, 2004.  The Operating Partnership may have to seek alternative financing, some of which could negatively impact net income, if the Operating Partnership were unable to close on the CMBS facility prior to termination of the Bridge Loan. The Company incurred approximately $5.5 million in debt issuance costs related to the Bridge Loan and CMBS facility. These costs are included in Deferred Expenses on the accompanying Consolidated Balance Sheet.

At September 30, 2003, $101 million was outstanding on the $320 million Bridge Loan.

Interest is incurred at an annual rate equal to the average British Bankers Association Interest Settlement Rate for Deposits in Dollars with a term equivalent to one month (the “Eurodollar Rate”) plus (i) 3% of the loan value up to approximately $279 million and (ii) 6% of the loan value in excess of $279 million.  The average interest rate on outstanding contracts under the Bridge Loan was approximately 4.1% at September 30, 2003. Interest is paid monthly. The Bridge Loan is collateralized by 39 hotels and restricts the transfer, pledge or other hypothecation of the hotels (collectively, the “Collateral Properties”). The net book value of these properties at September 30, 2003 was approximately $130.4 million.  The Bridge Loan contains various covenants specific to the Operating Partnership, including the maintenance of a minimum loan to value ratio, minimum fixed charge coverage ratio and restricted payment limitations. In addition, CNL as the Operating Partnership’s parent company, is subject to various covenants under the Bridge Loan, including the maintenance of a minimum net worth, certain leverage limitations and certain fixed charge limitations. The Operating Partnership and CNL were in compliance with these covenants at September 30, 2003.

During the third quarter of 2003, the Operating Partnership borrowed approximately $44.0 million under the Bridge Loan to repurchase $41.8 million of Senior Notes (book value of $42.2 million), plus accrued interest thereon, as a result of the repurchase of the Senior Notes made by the Operating Partnership in July.  No costs were expensed by the Operating Partnership to retire the $41.8 million of Senior Notes as these were accrued as part of purchase accounting.

The Operating Partnership’s other borrowings do not contain financial covenants. The Operating Partnership’s other borrowings are nonrecourse to the Operating Partnership and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At September 30, 2003, approximately 70% of the Operating Partnership’s debt was fixed at a weighted average interest rate of 8.5%.

9.  Revenue Recognition.  In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual thresholds have been achieved by the lessee in accordance with provisions of the percentage lease agreements. SAB 101 applied to the Operating Partnership results in deferring the recognition of revenue from the Operating Partnership’s percentage leases for the first and second quarters to the third and fourth quarters. At September 30, 2003, deferred revenue of $1.0 million is included in accounts payable and accrued expenses. The lessees are in compliance with their rental obligations under the Percentage Leases. The Pre-Merger Partnership had five hotels that were leased to third-party lessees.  The Post-Merger Partnership has seven hotels that are leased to third-party lessees outside of the RFS portfolio and within the CNL portfolio of properties.

10.  Basic and Diluted Earnings Per Unit. Basic earnings (loss) per unit from continuing operations is computed by dividing income (loss) from continuing operations, less the loss on sale of Series B Preferred Units, less preferred unit dividends, plus (minus) the gain (loss) on sale of assets by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit from continuing operations is computed by dividing income (loss) from continuing operations, less the loss on sale of Series B Preferred Units, less preferred unit dividends, plus (minus) the gain (loss) on sale of assets by the weighted average number of units and equivalents outstanding.

Basic earnings (loss) per unit is computed by dividing net income (loss) applicable to common unitholders by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit is computed by dividing net income (loss) applicable to unitholders by the weighted average number of units outstanding. Unit equivalents represent units issuable upon exercise of options pertaining to the Pre-Merger Partnership.

There were no unit equivalents pursuant upon the exercise of options for the Pre-Merger Partnership for the period January 1, 2003 to July 10, 2003 and for the period July 1, 2003 to July 10, 2003.  For the three months ended September 30, 2002, there were 46 thousand unit equivalents pursuant to the exercise of options. For the nine months ended September 30, 2002, there were 113 thousand unit equivalents pursuant to the exercise of options that would be antidilutive, and accordingly, for those periods, are not assumed to be converted in the computation of diluted earnings per unit. In addition, for the nine months ended September 30, 2002, the Series B Preferred Units are non-convertible and accordingly, are not included in the computation of diluted earnings per unit.

11. Income Taxes – Pre-Merger Partnership.  There were no changes in income taxes for the period July 1, 2003 to July 10, 2003, the date of acquisition.

12.  Income Taxes – Post-Merger Partnership.  Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Upon the consummation of the RFS-CNL Transaction, the wholly-owned taxable REIT subsidiaries of the Company (“TRS Lessees”) are subject to Section 382 of the Internal Revenue Code, which limits the amount of taxable income after the change of ownership that may be offset by net operating loss carryforwards and certain built-in losses attributable to periods prior to the ownership change.  The Hilton lease termination amortization results in a built-in loss limitation under Section 382.  After considering the effects of Section 382, a valuation allowance of $1.3 million was recorded as a purchase accounting adjustment by the TRS Lessees to reduce the deferred tax asset for such limitation.

The components of income tax benefit for the quarter three and nine months ended September 30, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	Pre-Merger Partnership	Post-Merger Partnership	Pre-Merger Partnership	Post-Merger Partnership
	July 1 to July 10, 2003	July 11 to Sept. 30, 2003	January 1 to July 10, 2003	July 11 to Sept. 30, 2003

Deferred:
Federal	$—	$(528)	$(1,546)	$(528)
Benefit from income taxes	$—	$(528)	$(1,546)	$(528)

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the income or loss of the TRS Lessees, wholly owned subsidiary companies which lease 52 of the 62 hotels owned by the Operating Partnership, adjusted for temporary differences related mainly to the Hilton lease termination transaction and operating losses.

The deferred tax asset is provided for the temporary differences between the financial reporting basis and the tax basis of the Operating Partnership’s assets and liabilities, resulting primarily from the Hilton lease termination, and for operating loss carryforwards.  The Operating Partnership believes that the TRS Lessees will generate sufficient future taxable income to realize the net deferred tax asset at September 30, 2003, net of a valuation allowance of $1.3 million.

13.  Comprehensive Income.  SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income (loss). SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of the components included in comprehensive income (loss). For the three months ended September 30, 2003 and 2002, there were no items of other comprehensive income.  The components of comprehensive income for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended
	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Sept. 30, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Sept. 30, 2002
RFS Partnership, L.P.
Net income (loss)	$4,579	$(21,869)	$(4,258)
Reclassification adjustment for losses included in earnings	—	—	3,220
Comprehensive income (loss)	$4,579	$(21,869)	$(1,038)

14.  Segment Information.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Operating Partnership has determined that its business is conducted in one operating segment.

15.  Joint Venture.  The Operating Partnership, through one of its wholly-owned indirect subsidiaries, participates in a joint venture partnership, named Wharf Associates, which owns the San Francisco Hilton Fisherman’s Wharf. The Operating Partnership owns 75% of Wharf Associates, and an independent third party, Wharf Enterprises, Inc. (“WEI”), owns the remaining 25%. At September 30, 2003 and December 31, 2002, respectively, the liability for WEI’s minority interest was valued at $0 and $2,042, respectively, and is recorded in Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheet.

16.  Discontinued Operations.  The Operating Partnership accounts for certain revenues and expenses as originating from discontinued operations pursuant to FASB Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”  (“FAS  144”).  FAS 144 requires that sales of real estate, or the identification of a real estate asset as held for sale, be treated as discontinued operations.  Any gain or loss from such disposition, and any income or expenses associated with real estate assets held for sale, are included in the income statement as discontinued operations.  In connection with the acquisition of RFS, the Operating Partnership decided to sell six non-strategic hotels, and therefore, these hotels were classified as real estate held for sale.  In November 2002, the Operating Partnership sold its Comfort Inn in Fort Mill, South Carolina for $3.25 million in cash, resulting in a loss on sale of approximately $3.8 million. The financial results for the hotels held for sale, as well as the sold hotel, are reflected as Discontinued Operations in the accompanying consolidated financial statements. The results of operations for these hotels have been reclassified as Income from Discontinued Operations on the Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002.  The components of income from discontinued operations for the three and nine months ended September 30, 2003 and 2002, respectively, are shown below:

	Three Months Ended			Nine Months Ended
	Post- Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Post- Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Sept. 30, 2003	July 1 to July 10, 2003	July 1 to Sept. 30, 2002	July 11 to Sept. 30, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Sept. 30, 2002

Hotel revenue	$3,001	$375	$4,188	$3,001	$6,197	$11,758
Hotel operating costs	(2,179)	(272)	(2,739)	(2,179)	(4,552)	(7,862)
Depreciation	—	—	(592)	—	(1,038)	(1,768)
Income from discontinued operations	$822	$103	$857	$822	$607	$2,128

17.  Stock Based Compensation – Pre-Merger Partnership.  The FASB issued SFAS No. 148 “Accounting for Stock–Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Operating Partnership applied the fair value based method of accounting for stock-based employee compensation prospectively to all awards granted, modified, or settled beginning January 1, 2003.  As a result of the RFS-CNL Transaction, the Operating Partnership no longer has any stock-based employee compensation.  Had compensation cost for the Operating Partnership’s stock-based compensation plans been determined consistent with SFAS 123, the Operating Partnership’s net income (loss) and net income (loss) per unit would have been reduced to the pro forma amounts as indicated below:

	Three Months Ended			Nine Months Ended
	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Sept. 30, 2003	July. 1 to July 10, 2003	July 1 to Sept. 30, 2002	July 11 to Sept. 30, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Sept. 30, 2002
Net income (loss) applicable to unitholders:
As reported	$4,579	$(19,691)	$3,650	$4,579	$(21,869)	$(4,258)
Pro forma	$4,579	$(19,702)	$3,531	$4,579	$(22,080)	$(4,614)
Basic and diluted earnings (loss) per unit:
As reported	$0.14	$(0.62)	$0.12	$0.14	$(0.70)	$(0.14)
Pro forma	$0.14	$(0.62)	$0.11	$0.14	$(0.71)	$(0.16)

18.  Commitments and Contingencies –On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and CNL.    On June 6, 2003, the complaint was amended.  The amended putative class action complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS board of directors and its financial advisor, (iii) CNL aided and abetted the RFS board of directors in connection with their breach of fiduciary duties, (iv) the RFS board of directors violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading.  Among other relief, the amended complaint seeks certification of the class action, an injunction enjoining RFS and CNL from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages.  On June 23 and on July 1, 2003, respectively, RFS and CNL filed an answer to the amended complaint setting forth an affirmative defense and its general denials of the allegations set forth therein.  The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction, which was argued by the plaintiff on July 8, 2003, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on said date.  Since that ruling, the Plaintiff has not aggressively prosecuted its claims.  Based upon the information currently available to the Operating Partnership and CNL, the Operating Partnership believes the allegations contained in the amended complaint are without merit and it is the Operating Partnership’s understanding that CNL intends to vigorously defend the action.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and certain of its subsidiaries in the Superior Court of the State of California, for the County of San Diego.  In connection with the RFS transaction, the Company has become a party to a lawsuit claiming damages relating to a dispute over a parcel of land located adjacent to one of its Properties.  The Company has unsuccessfully attempted to mediate this case.  At this time, management believes that the damages claimed against the Company lack sufficient factual support and will continue to vigorously defend the action. However, it is possible that losses could be incurred by the Company if the plaintiff ultimately prevails.

From time to time the Company may be exposed to litigation arising from the operations of its business.  At this time, management does not believe that resolution of these matters will have a material adverse effect of the Company’s financial condition or results of operation.

In November 2003, the Company expects to obtain new permanent financing totaling $175 million (consisting of two loans; one each for $130 million and $45 million), of which $101 million will be used to repay the Bridge Loan.  The loans are expected to bear interest at a blended rate of LIBOR plus 260 basis points per year  (3.72 percent as of September 30, 2003).  The Company is planning to pool 26 Properties as collateral for this loan.

19.  Consolidating Financial Information of RFS Partnership, L.P. – Combined Pre-Merger and Post-Merger Partnership.  RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing Partnership, L.P., RFS Financing Corporation and RFS Financing 2002, LLC, wholly-owned subsidiaries of the Operating Partnership (“Guarantor Subsidiaries”), have guaranteed on a full and unconditional basis, the payment of amounts due under the Operating Partnership’s Senior Notes. RFS Leasing II and RFS Leasing VII had no substantial operations prior to January 1, 2002. RFS Leasing II leases 15 hotels directly from RFS Financing Partnership, L.P., which owns the fifteen hotels. RFS Leasing VII leases 21 hotels from the Operating Partnership. As of and for the three and nine months ended September 30, 2003 and 2002, RFS Leasing II and RFS Leasing VII did not have a material amount of assets, and incurred both operating and net losses. RFS Financing 2002 was formed to facilitate the issuance of the Senior Notes. RFS Financing Corporation was formed to facilitate the issuance of the 1996 commercial mortgage bonds, which were redeemed with a portion of the proceeds from the sale of the Senior Notes. RFS Financing Corporation and RFS Financing 2002 have no operations or assets and no sources of revenue or cash flow. Consequently, in the event that it becomes necessary for RFS Leasing II, RFS Leasing VII, RFS Financing 2002 or RFS Financing Corporation to provide credit support for the Senior Notes, RFS Leasing II, RFS Leasing VII, RFS Financing 2002 and RFS Financing Corporation likely will not have sufficient cash flow to make any required payments under the Senior Notes.

The following tables present consolidating information for the Operating Partnership, the Guarantor Subsidiaries and the non-guarantor subsidiaries.  For the three and nine months ended September 30, 2003, the tables represent combined results of operations of the Pre-Merger and Post-Merger Partnerships as the Operating Partnership believes this information is more meaningful.

Consolidating Balance Sheet
September 30, 2003
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$411,071	$141,158	$247,262		$799,491
Real estate held for sale	13,823	22,973			36,796
Investment in consolidated entities	280,512		15,591	$(296,103)	—
Cash and cash equivalents	4,045	1,501	1,721		7,267
Restricted cash	4,844		5,486		10,330
Accounts receivable	624	12,770	5,209	(11,311)	7,292
Deferred expenses, net	5,951	18			5,969
Other assets	3,439	1,355	899		5,693
Deferred income taxes		16,433	10,142		26,575
Total assets	$724,309	$196,208	$286,310	$(307,414)	$899,413

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$8,224	$14,915	$11,314	$(11,311)	$23,142
Bridge Loan	101,000				101,000
Mortgage notes payable			160,186		160,186
Senior Notes Payable	81,753				81,753
Total liabilities	190,977	14,915	171,500	(11,311)	366,081
General partnership units	533,332	181,293	114,810	(296,103)	533,332
Total partners’ capital	533,322	181,293	114,810	(296,103)	533,332
Total liabilities and partners’ capital	$724,309	$196,208	$286,310	$(307,414)	$899,413

Consolidating Balance Sheet
December 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
Investment in hotel properties, net	$212,823	$133,507	$246,959		$593,289
Investment in consolidated entities	253,921		18,962	$(272,883)	—
Cash and cash equivalents	446	825	667		1,938
Restricted cash			4,383		4,383
Accounts receivable	2,596	12,439	10,901	(21,238)	4,698
Deferred expenses, net	6,578	176	2,051		8,805
Other assets	1,478	620	1,614		3,712
Deferred income taxes		14,384	11,446		25,830
Total assets	$477,842	$161,951	$296,983	$(294,121)	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$18,668	$9,432	$17,340	$(21,238)	$24,202
Borrowings on Line of Credit	6,950				6,950
Mortgage notes payable			159,279		159,279
Senior Notes Payable	125,000				125,000
Total liabilities	150,618	9,432	176,619	(21,238)	315,431
Redeemable units at redemption value	26,702				26,702
General partnership units	300,522	152,519	120,364	(272,883)	300,522
Total partners’ capital	300,522	152,519	120,364	(272,883)	300,522
Total liabilities and partners’ capital	$477,842	$161,951	$296,983	$(294,121)	$642,655

Combined Pre-Merger and Post-Merger Partnership Statement of Operations
For the Three Months Ended September 30, 2003
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$25,437	$15,187		$40,624
Food and beverage		2,927	1,205		4,132
Other operating departments		784	701		1,485
Lease revenue	$9,081	5,210	636	$(11,291)	3,636
Deferred revenue	205		218		423
Other	40	2	20	354	416
Total hotel revenue	9,326	34,360	17,967	(10,937)	50,716
Hotel operating expenses:
Rooms		5,303	2,941		8,244
Food and beverage		2,274	790		3,064
Other operating departments		271	116		387
Undistributed operating expenses:
Property operating costs		4,080	1,937		6,017
Property taxes, insurance and other	1,035	769	1,522		3,326
Franchise costs	(51)	2,295	1,653		3,897
Maintenance and repair		1,505	825		2,330
Management fees		2,636	451		3,087
Percentage lease expense		11,291		(11,291)
Depreciation	3,361	1,723	3,163		8,247
Amortization of franchise fees and unearned compensation	1,456	4	4		1,464
General and administrative	17,485	1,724	1,021		20,230
Total operating expenses	23,286	33,875	14,423	(11,291)	60,293
Operating income	(13,960)	485	3,544	354	(9,577)
Amortization of loan origination costs	1		72		73
Interest expense	3,723	(354)	3,192	354	6,915
Equity in (earnings) loss of consolidated subsidiaries	(2,572)		1,281	1,291
Income (loss) from continuing operations before income taxes	(15,112)	839	(1,001)	(1,291)	(16,565)
Benefit from income taxes		(779)	251		(528)
Income (loss) from continuing operations	(15,112)	1,618	(1,252)	(1,291)	(16,037)
Income from discontinued operations		925			925
Net income (loss)	(15,112)	2,543	(1,252)	(1,291)	(15,112)
Preferred unit dividends
Net income (loss) applicable to unitholders	$(15,112)	$2,543	$(1,252)	$(1,291)	$(15,112)

Consolidating Statement of Operations
For the Three Months Ended September 30, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$25,958	$15,492		$41,450
Food and beverage		2,922	1,162		4,084
Other operating departments		831	746		1,577
Lease revenue	$6,798	5,783	528	$(11,978)	1,131
Deferred revenue	329		143		472
Other	190	4	42	(163)	73
Total hotel revenue	7,317	35,498	18,113	(12,141)	48,787

Hotel operating expenses:
Rooms		5,321	2,829		8,150
Food and beverage		2,325	782		3,107
Other operating departments		310	169		479
Undistributed operating expenses:
Property operating costs		3,657	1,864		5,521
Property taxes, insurance and other	800	712	1,329		2,841
Franchise costs	(51)	2,375	1,666		3,990
Maintenance and repair		1,455	799		2,254
Management fees		727	431		1,158
Percentage lease expense		11,978		(11,978)
Depreciation	2,572	1,243	3,187		7,002
Amortization of franchise fees and unearned compensation	296	10	6		312
General and administrative	61	2,491	2,054		4,606
Total operating expenses	3,678	32,604	15,116	(11,978)	39,420
Operating income	3,639	2,894	2,997	(163)	9,367
Amortization of loan origination costs	352	1	74		427
Interest expense	3,224	163	3,246	(163)	6,470
Equity in (earnings) loss of consolidated subsidiaries	(3,587)		562	3,025
Income (loss) from continuing operations before income taxes	3,650	2,730	(885)	(3,025)	2,470
Benefit from income taxes		(226)	(97)		(323)
Income (loss) from continuing operations	3,650	2,956	(788)	(3,025)	2,793
Earnings from discontinued operations		857			857
Net income (loss)	3,650	3,813	(788)	(3,025)	3,650
Preferred unit dividends
Net income (loss) applicable to unitholders	$3,650	$3,813	$(788)	$(3,025)	$3,650

Combined Pre-Merger and Post-Merger Partnership Statement of Operations
For the Nine Months Ended September 30, 2003
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$72,437	$42,529		$114,966
Food and beverage		8,941	3,826		12,767
Other operating departments		2,191	1,984		4,175
Lease revenue	$22,259	14,409	2,055	$(32,245)	6,478
Deferred revenue	(408)		(630)		(1,038)
Other	502	24	98		624
Total hotel revenue	22,353	98,002	49,862	(32,245)	137,972

Hotel operating expenses:
Rooms		15,234	8,561		23,795
Food and beverage		6,899	2,412		9,311
Other operating departments		804	340		1,144
Undistributed operating expenses:
Property operating costs		11,222	5,389		16,611
Property taxes, insurance and other	2,655	2,161	4,179		8,995
Franchise costs	(153)	6,606	4,623		11,076
Maintenance and repair		4,740	2,586		7,326
Management fees		4,246	1,334		5,580
Percentage lease expense		32,245		(32,245)
Depreciation	8,520	4,154	9,573		22,247
Amortization of franchise fees and unearned compensation	2,004	23	18		2,045
General and administrative	18,572	6,499	4,640		29,711
Total operating expenses	31,598	94,833	43,655	(32,245)	137,841
Operating income	(9,245)	3,169	6,207	—	131
Amortization of loan origination costs	634	2	221		857
Interest expense	10,541		9,517		20,058
Equity in (earnings) loss of consolidated subsidiaries	(3,140)		3,656	(516)
Income (loss) from continuing operations before income taxes	(17,280)	3,167	(7,187)	516	(20,784)
Benefit from income taxes		(2,049)	(25)		(2,074)
Income (loss) from continuing operations	(17,280)	5,216	(7,162)	516	(18,710)
Income from discontinued operations		1,429			1,429
Gain (loss) on sale of assets	(10)	1			(9)
Net income (loss)	(17,290)	6,646	(7,162)	516	(17,290)
Preferred unit dividends
Net income (loss) applicable to unitholders	$(17,290)	$6,646	$(7,162)	$516	$(17,290)

Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$76,514	$44,597		$121,111
Food and beverage		9,154	3,807		12,961
Other operating departments		2,525	2,223		4,748
Lease revenue	$21,136	16,590	1,853	$(35,580)	3,999
Deferred revenue	(411)		(621)		(1,032)
Other	704	26	135	(531)	334
Total hotel revenue	21,429	104,809	51,994	(36,111)	142,121

Hotel operating expenses:
Rooms		15,621	8,474		24,095
Food and beverage		7,152	2,462		9,614
Other operating departments		876	451		1,327
Undistributed operating expenses:
Property operating costs		10,222	5,089		15,311
Property taxes, insurance and other	2,552	2,074	4,273		8,899
Franchise costs	(142)	6,781	4,854		11,493
Maintenance and repair		4,300	2,329		6,629
Management fees		2,199	1,298		3,497
Percentage lease expense		35,580		(35,580)
Depreciation	7,647	3,657	9,455		20,759
Amortization of franchise fees and unearned compensation	900	31	19		950
General and administrative	365	7,292	6,138		13,795
Total operating expenses	11,322	95,785	44,842	(35,580)	116,369
Operating income	10,107	9,024	7,152	(531)	25,752
Debt extinguishments and swap termination costs	3,210	6,912			10,122
Amortization of loan origination costs	965	16	223		1,204
Interest expense	8,462	1,422	9,672	(531)	19,025
Equity in (earnings) loss of consolidated subsidiaries	(749)		1,162	(413)
Income (loss) from continuing operations before income taxes	(1,781)	674	(3,905)	413	(4,599)
Benefit from income taxes		(594)	(109)		(703)
Income (loss) from continuing operations	(1,781)	1,268	(3,796)	413	(3,896)
Earnings from discontinued operations		2,128			2,128
Gain (loss) on sale of assets	975		(13)		962
Net income (loss)	(806)	3,396	(3,809)	413	(806)
Loss on sale of Preferred Units	(1,890)				(1,890)
Preferred unit dividends	(1,562)				(1,562)
Net income (loss) applicable to unitholders	$(4,258)	$3,396	$(3,809)	$413	$(4,258)

Combined Pre-Merger and Post-Merger Partnership Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated

Cash flows from (used in) operating activities	$(15,941)	$11,499	$4,165	$(277)
Cash flows from (used in) investing activities	(4,331)	(10,823)	1,913	(13,241)
Cash flows from (used in) financing activities	23,871	—	(5,024)	18,847
Net increase in cash and cash equivalents	3,599	676	1,054	5,329
Cash and cash equivalents at beginning of period	446	825	667	1,938
Cash and cash equivalents at end of period	$4,045	$1,501	$1,721	$7,267

Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(in thousands)

	LP Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated

Cash flows from (used in) operating activities	$33,233	$6,247	$(11,825)	$27,655
Cash flows from (used in) investing activities	(69,783)	51,106	14,089	(4,588)
Cash flows from (used in) financing activities	39,127	(58,191)	(1,840)	(20,904)
Net increase in cash and cash equivalents	2,577	(838)	424	2,163
Cash and cash equivalents at beginning of period	263	3,467	2005	5,735
Cash and cash equivalents at end of period	$2,840	$2,629	$2,429	$7,898

20.  Subsequent Events.  In October 2003, the Operating Partnership began terminating both existing management agreements with Flagstone, which managed 50 of the 57 RFS properties prior to its acquisition, and franchise licenses for most of its portfolio of hotels, and entering into new management and franchise license agreements with internationally recognized hotel brand managers. The Operating Partnership incurred costs of approximately $1.0 million in connection with the Flagstone termination.  These costs were accrued in purchase accounting.  It is expected that the management contracts for all 50 Properties, as well as new franchise licenses, are expected to be completely transitioned to new internationally recognized hotel brand managers and franchisers by December 31, 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following discussion is based on the consolidated financial statements of the Operating Partnership as of September 30, 2003 and December 31, 2002 and for the quarters and nine months ended September 30, 2003 and 2002.  This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”  Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership’s actual results could differ materially from those set forth in the forward-looking statements.  Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. Military combat operations, availability of capital from borrowings under the Operating Partnership’s Bridge Loan, continued availability of proceeds from operations or CNL, the ability of the Operating Partnership to obtain additional permanent financing on satisfactory terms, the ability of the Operating Partnership to continue to identify suitable investments, the ability of the Operating Partnership to continue to locate suitable managers and tenants for its properties and borrowers for its mortgage notes payable, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage notes payable.  These risks and uncertainties are described in greater detail in the Operating Partnership’s other filings with the SEC, particularly under the caption “Risk Factors” in its combined Form 10-K with RFS for the fiscal year ended December 31, 2002. You should carefully read these SEC filings.  Except as required by the federal securities laws, the Operating Partnership disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in the Operating Partnership’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

General.  RFS Partnership, L.P. (the “Operating Partnership”) is a Tennessee limited partnership which, at September 30, 2003, owned interests in 62 hotels with 9,399 rooms located in 26 states (collectively the “Hotels”). On July 10, 2003, RFS Hotel Investors, Inc. (“RFS”) and the Operating Partnership were acquired by subsidiaries of CNL Hospitality Properties, Inc. (“CNL”) for approximately $383 million in cash ($12.35 per share or limited partnership unit) (“RFS-CNL Transaction”).  Upon consummation of the RFS-CNL Transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this RFS-CNL Transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and as an indirect wholly owned subsidiary of CNL.  The following summarizes additional information for the 62 hotels owned at September 30, 2003:

Franchise Affiliation	Hotel Properties	Rooms/Suites
Full Service Hotels:
Holiday Inn	5	954
Sheraton	3	659
Hilton	2	439
Sheraton Four Points	2	412
Wyndham	2	390
Independent	2	331
Hyatt Regency	1	242
Doubletree	1	221
	18	3,648

Extended Stay Hotels:
Residence Inn by Marriott	15	2,201
TownePlace Suites by Marriott	3	285
Homewood Suites by Hilton	1	83
	19	2,569

Limited Service Hotels:
Hampton Inn	17	2,113
Holiday Inn Express	5	637
Courtyard by Marriott	2	248
Comfort Inn	1	184
	25	3,182
Total	62	9,399

At September 30, 2003, the Operating Partnership and its wholly owned subsidiaries leased seven hotels to three third-party lessees and fifty-five hotels are leased by TRS Lessees, fifty-two of which are leased to TRS Lessees of the Operating Partnership and three hotels are leased to TRS Lessees of another CNL subsidiary outside of the Operating Partnership. Fifty hotels are managed by Flagstone Hospitality Management Company LLC (“Flagstone”) and the remaining twelve hotels are managed by seven other third party management companies. Subsequent to September 30, 2003, the Operating Partnership has terminated the management contracts for most of the Operating Partnership’s hotels and entered into management agreements with internationally recognized hotel brand managers.

Results of Operations

Comparison of the three and nine months ended September 30, 2003 and September 30, 2002.

Revenue

For purposes of the following discussion, the “Company” shall be deemed to include RFS (prior to July 10, 2003), the Operating Partnership and their subsidiaries, as such discussions relate to events that occurred on or prior to September 30, 2003. In addition, for comparison purposes, the results of operations for the Pre-Merger Partnership (RFS and its wholly owned subsidiaries prior to July 10, 2003) and the Post-Merger Partnership (subsequent to July 10, 2003) should be combined to compare with the results of operations for the comparable period in 2002. The five hotels that were contributed to the Operating Partnership from CNL during the quarter ended September 30, 2003 had net lease revenue of approximately $2.8 million.  This revenue is excluded from the following discussion on revenue as it is not comparable.

Revenue decreased 1.7% for the quarter from $48.8 million to $48.0 million and 4.9% year to date from $142.1 million to $135.2 million.  For the quarter and year to date, business travel demand continues to wane as a result of the sluggish economy coupled with the travel fears resulting from the continued military activity in Iraq and Severe Acute Respiratory Syndrome (“SARS”). For the quarter ended September 30, 2003, revenue per available room declined 1.9% due to a decline in occupancy of 0.3 percentage points and a 1.5% decline in average daily rate.  The Company’s year to date revenues have also decreased due to substantial renovations at three hotels in the first two quarters: the Hotel Rex in San Francisco, CA, and the Residence Inns in Sacramento, California and Fishkill, New York.  These three hotels are excluded from the year to date comparable statistics.  These three hotels accounted for approximately 28% of the decline in revenue for the nine months ended September 30, 2003.  Excluding these three hotels, for the nine months ending September 30, 2003, revenue per available room declined 4.1% due to a decline in occupancy of 0.7 percentage points and a 3.1% decline in average daily rate. Revenue per available room at the Company’s comparable hotels (57 hotels for the quarter and 54 hotels year to date) for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 2.7%, 1.4% and 1.4% for the quarter, and 5.9%, 3.1% and 2.7% year to date, respectively, from the comparable 2002 period.

The Company’s comparable northern California properties (six hotels for the quarter and five hotels for the year to date, excluding the Hotel Rex in San Francisco, California) experienced an average decline in revenue per available room of 6.4% in the quarter and 11.2% year to date. In San Francisco, the Hilton Fisherman’s Wharf experienced decreases in revenue per available room of 3.5% for the quarter and 6.6% year to date, while the Hotel Rex experienced an increase in revenue per available room for the quarter of 8.4%.  The Hotel Rex was closed for a majority of the first quarter.  At the Company’s four Silicon Valley hotels, revenue per available room decreased 9.5% for the quarter and 12.9% year to date, which compares favorably to the decline in revenue per available room within the San Jose/Santa Cruz Metropolitan Service Area (“MSA”) of approximately 11.9% for the quarter and 16.0% year to date, as reported by Smith Travel Research. The decline in year over year revenue per available room in both the San Francisco/San Mateo MSA and the San Jose/Santa Cruz MSA in Silicon Valley was due to the continued downturn in the technology and telecommunications industries, a weak convention calendar and a lack of business travelers, both domestic and international. Excluding the five comparable northern California properties, revenue per available room declined approximately 0.9% for the quarter and 3.5% year to date, which compares to the industry’s increase of 2.3% for the quarter and a decrease of 0.8% for the year to date, as reported by Smith Travel Research.

The Operating Partnership hopes to benefit in the future from any decline in new supply growth, which has been predicted by Smith Travel Research, and combined with an economic turnaround, this decline may create increased lodging demand for the Company’s hotels. This may lead to growth in revenue per available room and net income.

The following shows hotel operating statistics for the 57 comparable hotels for the quarter and 54 comparable hotels for the year. The hotels excluded in the year to date comparable statistics are the Residence Inns in Fishkill, New York and

Sacramento, California, which were undergoing substantial renovations resulting in meaningful rooms out of service, and the Hotel Rex in San Francisco, California, which closed in November 2002 and did not fully reopen until June 2003 after undergoing an earthquake retrofit and renovation.

COMPARABLE HOTELS OPERATING STATISTICS

For The Three Months Ended September 30, 2003

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2003	Variance vs. 2002	2003	Variance vs 2002		2003	Variance vs. 2002

Full Service	$95.57	(3.3)%	69.1%	0.4	pts	$66.07	(2.7)%
Extended Stay	90.28	(3.4)%	78.7%	1.5	pts	71.08	(1.4)%
Limited Service	70.41	2.0%	69.6%	(2.4	)pts	48.99	(1.4)%
Total	$85.08	(1.5)%	71.9%	(0.3	)pts	$61.15	(1.9)%

COMPARABLE HOTELS OPERATING STATISTICS

For The Nine Months Ended September 30, 2003

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2003	Variance vs. 2002	2003	Variance vs 2002		2003	Variance vs. 2002

Full Service	$93.54	(6.0)%	66.3%	0.1	pts	$62.02	(5.9)%
Extended Stay	88.06	(3.4)%	76.8%	0.2	pts	67.59	(3.1)%
Limited Service	70.69	0.5%	66.4%	(2.2	)pts	46.90	(2.7)%
Total	$83.56	(3.1)%	68.9%	(0.7	)pts	$57.54	(4.1)%

The Company’s comparable full service hotels experienced a year over year decrease in revenue per available room of 2.7% in the quarter and 5.9% year to date.  This decrease was caused by a decline in average daily rate of 3.3% for the quarter and 6.0% year to date, as occupancy has risen slightly in both the quarter and year to date.  The five comparable northern California hotels previously mentioned constitute a substantial portion of these decreases. Excluding the five northern California properties, revenue per available room at the Company’s other full service hotels increased 0.6% for the quarter and decreased 1.7% for the year.  The following comparable full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 6.4% and 11.2% for the three and nine months ended September 30, 2003.

Hotel	Location	Three Months Ended	Nine Months Ended

173-room Sheraton	Sunnyvale, CA	(7.9)%	(12.5)%
235-room Beverly Heritage	Milpitas, CA	(19.8)%	(19.7)%
229-room Sheraton	Milpitas, CA	(13.3)%	(17.5)%
214-room Sheraton Four Points	Pleasanton, CA	1.1%	(1.6)%
234-room Hilton	San Francisco, CA	(3.5)%	(6.6)%
94-room Hotel Rex	San Francisco, CA	8.4%	Not Comparable

In Silicon Valley, where the Company has four full service hotels that experienced a decrease in revenue per available room of 9.5% for the quarter and 12.9% year to date, the hotel guests are predominantly domestic and international business travelers. These hotels have been among the most adversely affected by the decrease in business travel due to the continued weakness in the technology and telecommunications industries, the threat of SARS on international travelers and the effects of the continued military activity in Iraq. Furthermore, there is little leisure demand for hotels in the Silicon Valley market that would mitigate the significant decrease in business travel.  However, the analysis of the four Silicon Valley properties does show that, excluding the Beverly Heritage, the hotels are performing better over the last three months as compared to the year.  Increases in business travel associated with an economic turnaround in the technology and communications industries may benefit the Company in growth of revenue per available room and net income.

Conversely, within San Francisco, occupancy at the Hilton Fisherman’s Wharf is driven predominantly by leisure travelers, with business travelers and groups making up the balance in room demand. In the past, San Francisco has been host to a large number of city wide conventions, but there have not been many such conventions in 2003, thus reducing the amount of business travelers into the San Francisco market.  Accordingly, the market remains depressed.  There is no consistency in this market with respect to business or leisure travelers as evidence by the fact that throughout the year, revenue per available room increased 10.1% in January and 16.2% in February, but decreased 11.7% in March, 10.2% in April, 20.0% in May, 15.6% in June, 2.8% in July, 8.6% in August and then increased 2.7% in September.

The Hotel Rex at Union Square was not open for most of the first quarter due to the $1.5 million earthquake retrofit and renovation and the lobby and the new restaurant were not completed until June 2003.  The retrofit and renovation was required to be performed by early 2005 in order to comply with existing building codes.  Based on its location within San Francisco at Union Square, this hotel is more reliant on business travelers and city-wide conventions, and the Company believes the Hotel Rex is well positioned to attract travelers.  The Company hopes that the recent renovations at this boutique hotel will increase revenue per available room, and ultimately net income. In fact, during the quarter ended September 30, 2003, the first full quarter that the hotel was open subsequent to the retrofit and renovation, the Hotel Rex experienced an increase in revenue per available room of 8.4% driven by an increase in occupancy of 8.7 percentage points, but partially offset by a decrease in average daily rate of 5.2%.

The Company’s rebranding of its Hilton Hotel in Birmingham, Alabama, has so far been successful in generating increased revenue per available room.  The hotel, the only full service Hilton in the Birmingham market, which was converted from a Sheraton to a Hilton on January 1, 2003, has experienced increases in revenue per available room of 18.2% for the quarter and 2.8% for the year to date. Increases in both occupancy and average daily rate are driving the surge in revenue per available room.

The comparable extended stay hotels, which excludes the Residence Inns in Sacramento, California and Fishkill, New York in the year to date comparison that were undergoing substantial renovations, experienced a year over year decline in revenue per available room of 1.4% for the quarter and 3.1% year to date.  Most of our extended stay hotels, with the exception of the 176-room Residence Inn in Orlando, Florida, are in markets that can best be categorized as “drive to” markets. These hotels are typically less affected by the current geo-political unrest, the continued military activity in Iraq, with revenue per available room declining 1.4% for the quarter and 2.5% year to date. The Orlando Residence Inn experienced a decline in revenue per available room of nearly 3.2% for the quarter and 9.5% year to date. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott.  Revenue per available room is typically less volatile as these hotels benefit from longer duration stays that include the typically slower weekend days. The twelve comparable Residence Inns by Marriott experienced a decrease in revenue per available room of 1.3% for the quarter and 3.1% year to date, slightly better than all of the comparable extended stay hotels.

The Company’s limited service hotels experienced a decrease in revenue per available room of 1.4% for the quarter and 2.7% year to date. Quarter to date and year to date, the limited service portfolio performed best among the Operating Partnership portfolio in terms of revenue per available room versus the prior year.  The Company believes this is attributable to cost conscious travelers, both business and leisure, who stayed at limited service hotels to save money during the economic downturn.  Seventeen of the Operating Partnership’s twenty-five limited service hotels are Hampton Inns which the Operating Partnership currently believes has the strongest rewards program among its limited service hotels and which experienced an increase in revenue per available room of 1.0% for the quarter and a decrease of only 0.7% year to date.

Expenses

Total operating expenses increased $20.9 million for the quarter to $60.3 million in 2003 versus $39.4 million in 2002 and increased $21.5 million year to date to $137.8 million in 2003 versus $116.3 million in 2002. This increase is primarily attributable to non-recurring costs related to RFS-CNL Transaction, of approximately $20.6 million.  These non-recurring costs are comprised of severance of $11.6 million, amortization of $1.5 million related to the acceleration of unvested restricted stock, advisory fees of $4.5 million, additional management fees of $1.9 million and miscellaneous other costs of $1.1 million.  Operating margins (operating income as a percentage of total hotel revenue, excluding the effects of deferred revenue, non-recurring acquisition costs and lease revenue from properties contributed by CNL during the third quarter of 2003 of $2.8 million) decreased 2.9 points to 15.5% from 18.4% for the quarter and 4.4 points to 13.6% from 18.0% year to date, driven by the decrease in revenue of 1.7% in the quarter and 4.9% year to date.  Individual line items comprising hotel operating expenses are discussed below.

Hotel operating expenses for rooms, food and beverage and other operating departments remained flat for the quarter at $11.7 million and decreased 2.2% year to date to $34.2 million from $35.0 million; however, as a percentage of total hotel revenue, excluding lease revenue from properties contributed by CNL during the third quarter of 2003, hotel operating expenses increased to 24.6% in 2003 versus 24.1% in 2002 for the quarter and increased to 25.3% from 24.7% year to date. The increased percentage was caused primarily by the decline in revenue year over year in relationship to significant fixed costs as the decreases in occupancy continue to be less than the decrease in average daily rate, resulting in deteriorating margins as the costs to service hotel guests have not decreased as much as the room rental rates.

Property operating costs increased $0.5 million or 9.0% for the quarter and $1.3 million or 8.5% year to date due primarily to an increase in energy costs across most of the portfolio of $0.2 million or 7.0% for the quarter and $0.6 million or 8.7% year to date.  Energy costs have increased due to the well-publicized oil and gas price increases caused primarily by the continued military activity in Iraq and shortages in production in South America.  During the quarter, the Company also incurred approximately $0.2 million in costs associated with water damage at the Holiday Inn in Lafayette, Louisiana and a burst pipe at the Sheraton in Pleasanton, California and $0.1 million related to a worker’s compensation claim at one of the hotels.  In addition, costs incurred associated with the conversion of the Birmingham hotel to a Hilton from a Sheraton were approximately $0.2 million year to date.  The remaining increase is attributable to small increases across the portfolio.

Property taxes, insurance and other expenses increased $0.5 million or 17.1% for the quarter and increased $0.1 million or 1.1% year to date.  The increase in the quarter is primarily attributable to real estate tax refunds of $0.4 million obtained in the third quarter of 2002 related to taxes paid on prior years at several of the Company’s California properties.  The remaining increase of $0.1 million is due to increased insurance costs as a result of the Company reducing its self-insurance level on its earthquake policies.  The year to date increase is due to the increased insurance costs in the third quarter as the $0.4 million increase in real estate taxes in the third quarter of 2003 was offset by reduced real estate taxes in the first half of 2003.

Franchise costs decreased $0.1 million or 2.3% for the quarter and $0.4 million or 3.6% year to date due to the decrease in total hotel revenue.  For both the quarter and year to date in both 2003 and 2002, franchise costs remained relatively flat between 8.1% and 8.2% of total hotel revenue, excluding the $2.8 million of lease revenue from the properties contributed by CNL during the third quarter of 2003.

Maintenance and repair costs increased $0.1 million or 3.4% for the quarter and $0.7 million or 10.5% year to date. This increase is associated with the costs incurred in connection with the renovations at the Hotel Rex and Residence Inns in Fishkill, NY and Sacramento, California, the completion of product improvement plans at seven of our Hampton Inns, the collapse of a canopy at the Hampton Inn in Denver, Colorado, a major pipe burst at the Sheraton in Pleasanton, California, and water damage at the Holiday Inns in Columbia, South Carolina and Lafayette, Louisiana.

Management fees have increased $1.9 million for the quarter and $2.1 million year to date mainly due to costs associated with the acquisition of the Company by CNL.  The Company was required to pay $1.9 million in additional management fees to Flagstone as a result of its acquisition by CNL.  The remainder of the year to date increase of $0.2 million is due to costs associated with the participation in certain purchasing programs.

Depreciation increased $1.2 million for the quarter due primarily to depreciation on the five properties contributed by CNL of $1.0 million. The remainder of the quarter decrease is attributable to the increase in the asset basis resulting from the application of purchase accounting. Depreciation increased $1.5 million year to date.  The additional $0.3 million variance for the year to date versus the quarter is due to substantial capital expenditures in 2002.

Amortization of franchise fees and unearned compensation increased $1.2 million for the quarter and $1.1 million year to date due to accelerated amortization to immediately vest all restricted stock grants as a result of the Company’s change in control on July 10, 2003.

General and administrative expenses increased $15.6 million for the quarter due to costs associated with the RFS-CNL Transaction: severance of $11.6 million, advisory fees of $4.2 million and miscellaneous fees of $0.2 million.  This was offset by decreased costs at the hotels of approximately $0.4 million as a result of continued cost cutting initiatives.  Year to date, general and administrative expenses increased $15.9 million.  The additional $0.3 million increase related to the first half of the year is due to additional costs incurred related to the RFS-CNL Transaction of $0.7 million, partially offset by a decrease in compensation of approximately $0.2 million resulting from the termination of the Company’s bonus plan for 2003 and the remainder of the offset attributable to the reduction of overhead at the corporate and hotel level as a result of continued cost cutting initiatives of $0.2 million.

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

Amortization on loan origination costs decreased $0.4 million for the quarter and $0.3 million for the year to date due to the write-off of issuance costs on the Company’s Line of Credit and Senior Notes as a result of the RFS-CNL Transaction. Issuance costs on the Company’s new financing to complete the acquisition will be amortized over ten years when the final financing is in place, which is expected to occur in the fourth quarter of 2003 or first quarter of 2004.

Interest expense increased $0.4 million for the quarter.  The increase in the weighted average borrowings for the quarter of $96.1 million from $291.0 million to $387.1 million was offset by the decrease in the average interest rate on borrowings outstanding from 8.9% in 2002 to 7.1% in 2003.  The increase in weighted average borrowings during the quarter resulted from the Operating Partnership borrowing $44 million under its Bridge Loan to finance the $41.2 million of Senior Notes that were repurchased, and the Operating Partnership borrowing $44 million that was distributed to CNL for other financing needs.  The average interest rate on the Bridge Loan was approximately 4.1% as compared to the 9.75% rate that the Senior Notes carried.  This refinancing was the primary cause for the decrease in the average interest rate during the quarter.  For the nine months ended September 30, 2003, interest expense increased $1.0 million or 5.4% due to the increase in the weighted average borrowings of $27.6 million from $300.7 million to $328.3 million, offset by the decrease in the average interest rate on borrowings outstanding from 8.4% in 2002 to 8.1% in 2003.  The decrease in the weighted average interest rate results from the $101 million borrowed under the Bridge Loan, $44 million of which was used to refinance debt that was paying a 9.75% interest rate.

Benefit from income taxes increased $0.2 million for the quarter and $1.4 million year to date due to the increase in losses in the taxable REIT subsidiaries.

Income from discontinued operations increased $0.1 million for the quarter to $0.9 million. The decrease in operating income of $0.5 million was offset by reduced depreciation in 2003 of $0.6 million since these assets are now classified as held for sale, and therefore no depreciation was recorded subsequent to the change of control.  Year to date, income from discontinued operations decreased $0.7 million to $1.4 million. The decrease in operating income of $1.4 million was offset by reduced depreciation in 2003 of $0.7 million since these assets are now classified as held for sale, and therefore no depreciation was recorded subsequent to the change of control.

The loss on sale of assets in 2003 relates to the sale of hotel vans and the year to date gain in 2002 relates primarily to the sale of the Company’s interest in an unconsolidated partnership for approximately $1.1 million in the first quarter of 2002.

Net income (loss) applicable to unitholders

For the quarter, net income (loss) applicable to unitholders decreased $18.8 million from net income of $3.7 million in 2002 to a net loss of $15.1 million in 2003.  The decrease is attributable to the decrease in operating income of $18.9 million driven primarily by change of control costs resulting from the RFS-CNL Transaction of approximately $19.4 million, the increase in interest expense of $0.4 million, offset by the decrease in amortization of loan costs of approximately $0.4 million and the increase in the deferred tax benefit in 2003 of $0.2 million.

For the year, net loss applicable to unitholders decreased $13.0 million from $4.3 million in 2002 to $17.3 million in 2003. The decrease is primarily attributable to the decrease in operating income of $25.6 million driven primarily by change of control costs resulting from the RFS-CNL Transaction of approximately $20.1 million, increased depreciation of $1.5 million, the increase in interest expense of $1.0 million, offset by the debt extinguishments and swap termination costs incurred in 2002 of $10.1 million.

Liquidity and Capital Resources

The Operating Partnership’s principal source of liquidity to meet its cash requirements, including distributions to unitholders and repayments of indebtedness, has been cash flow provided by operating activities.  For the nine months ended September 30, 2003, cash flow used by operating activities of the Operating Partnership was $0.3 million as a result of the cash flow requirements related to the Operating Partnership’s acquisition. The Operating Partnership believes that in the future, cash provided by operating activities will be adequate to meet some of its liquidity needs for the foreseeable future. The Operating Partnership currently expects to fund its other liquidity needs by exchanging equity for hotel properties or possibly accessing the equity and debt capital markets as market conditions permit.

In connection with the RFS-CNL Transaction, the Operating Partnership entered into a $320 million Credit Agreement with Bank of America dated July 10, 2003 (“Bridge Loan”).  On July 10, 2003, as part of the RFS-CNL Transaction, the Line of Credit was terminated and replaced with the Bridge Loan, of which only $101.0 million was drawn by the Operating Partnership to help fund the merger.  The Bridge Loan is payable in full on January 10, 2004.  The Operating Partnership intends to refinance the Bridge Loan with the issuance of a Commercial Mortgage Backed Security (“CMBS”) facility prior to January 10, 2004.  The Operating Partnership may have to seek alternative financing, some of which could negatively impact net income, if the Operating Partnership were unable to issue the CMBS facility prior to termination of the Bridge Loan. At September 30, 2003, the Operating Partnership had $7.3 million of cash and cash equivalents and had borrowed $101.0 million under the Bridge Loan.

The following details the Operating Partnership’s debt outstanding at September 30, 2003 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at September 30, 2003
	(Note A)
Bridge Loan	$101,000	See Note B	Variable	January 2004	39	$558,013
Senior Notes	81,753	9.75%	Fixed	March 2012	—	—
Mortgage	91,059	7.83%	Fixed	December 2008	10	123,324
Mortgage	18,037	8.22%	Fixed	November 2007	1	17,147
Mortgage	51,090	8.00%	Fixed	August 2010	8	106,791
	$342,939					$805,275

Note A – In applying purchase accounting to the Operating Partnership’s debt instruments, each facility is adjusted to its fair value. Fair value is calculated based on discounted cash flows using a discount rate equal to the Operating Partnership’s new borrowing rate. Except for the Bridge Loan, these values include a “step-up” to the fair market value. This step-up is accreted over the term of the facility as a reduction of interest expense.

Note B -  Interest is incurred at an annual rate equal to the average British Bankers Association Interest Settlement Rate for Deposits in Dollars with a term equivalent to one month (the “Eurodollar Rate”) plus (i) 3% of the loan value up to approximately $279 million and (ii) 6% of the loan value in excess of $279 million.

At September 30, 2003, $101 million was outstanding on the Bridge Loan.  Interest is incurred at an annual rate equal to the average British Bankers Association Interest Settlement Rate for Deposits in Dollars with a term equivalent to one month (the “Eurodollar Rate”) plus (i) 3% of the loan value up to approximately $279 million and (ii) 6% of the loan value in excess of $279 million.  The average interest rate on outstanding contracts under the Bridge Loan was approximately 4.1% at September 30, 2003. Interest is paid monthly. The Bridge Loan is collateralized by 39 hotels that restrict the transfer, pledge or other hypothecation of the hotels (collectively, the “Collateral Properties”). The Bridge Loan contains various covenants specific to the Operating Partnership, including the maintenance of a minimum loan to value ratio, minimum fixed charge coverage ratio and restricted payment limitations. In addition, CNL as the Operating Partnership’s parent company, is subject to various covenants under the Bridge Loan, including the maintenance of a minimum net worth, certain leverage limitations and certain fixed charge limitations. The Operating Partnership and CNL were in compliance with these covenants at September 30, 2003.

From July 1 to July 10, 2003, the interest rate on the Line of Credit was 250 basis points above LIBOR. The Line of Credit was collateralized by first priority mortgages on 24 hotels that restricted the transfer, pledge or other hypothecation of the hotels.  The Line of Credit contained various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. The Operating Partnership was not in compliance with certain of these covenants at July 10, 2003, however, the Line of Credit was terminated on July 10, 2003 in connection with the merger.

During the first quarter of 2003, the Operating Partnership borrowed approximately $3.8 million under the Line of Credit to retire $3.8 million of Senior Notes. As a result of the redemption of the $3.8 million Senior Notes, the Operating Partnership expensed $122 thousand in unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.  During the third quarter of 2003, the Operating Partnership borrowed approximately $44.0 million under the Bridge Loan to repurchase $41.8 million (book value of $42.2 million) of Senior Notes, plus accrued interest thereon.  No costs were expensed by the Operating Partnership to repurchase the $41.8 million of Senior Notes as these were accrued as expenses pursuant to purchase accounting principles at the time of the RFS-CNL Transaction.

The Operating Partnership’s other borrowings are nonrecourse to the Operating Partnership and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At September 30, 2003, approximately 70% of the Operating Partnership’s debt was fixed at a weighted average interest rate of 8.5%.

Future scheduled principal payments of debt obligations at September 30, 2003 are as follows (in thousands):

Amount

2003	$901
2004	104,680
2005	3,953
2006	4,217
2007	20,455
Thereafter	208,733
$342,939

In addition to the above principal payment of debt obligations as of September 30, 2003, the Operating Partnership has a cash deposit of $3.0 million, held in escrow, that serves as collateral on the worker’s compensation plan for the benefit of the hotel employees of Flagstone. This cash deposit is included on the Consolidated Balance Sheet in Restricted Cash. The Operating Partnership is also committed to make future payments under various operating leases that are not significant.

Certain significant credit statistics at September 30, 2003 are as follows:

•                                          Weighted average maturity of fixed rate debt of 6.5 years

•                                          Fixed interest rate debt equal to 70% of total debt

During the nine months ended September 30, 2003, the Operating Partnership spent approximately $10.3 million of capital expenditures on its hotels, primarily focused on projects at ten of the Operating Partnership’s hotels: 1) the earthquake retrofit and renovation at the Hotel Rex in San Francisco, CA; 2) the conversion of the Birmingham hotel to a Hilton from a Sheraton; 3) the completion of product improvement plans at six of the Hampton Inns; and 4) the renovation of the Residence Inns in Fishkill, NY and Sacramento, CA. The Operating Partnership expects to spend approximately $1.4 million on capital improvements to its hotels for the remainder of 2003, which the Operating Partnership is expected to fund from cash generated from operations and borrowings under the Bridge Loan.  As a result of the RFS-CNL Transaction, the respective hotel franchisers have issued product improvement plans on most of the Operating Partnership’s hotels and require that the Operating Partnership complete these product improvement plans over the next several years. The Operating Partnership expects the total cost of these product improvement plans will be approximately $40 million.  The Operating Partnership expects to fund these improvements out of cash generated from operations.

The Operating Partnership expects to be able to meet its short-term working capital, capital expenditure and debt service requirements through cash flow from operations. As market conditions permit, the Operating Partnership may, from time to time, access the debt and equity capital markets as a source of additional liquidity.  At September 30, 2003, the Operating Partnership had $131.0 million of borrowing availability under the Bridge Loan. Over the longer term, the Operating Partnership’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Operating Partnership’s control. If the Operating Partnership does not generate sufficient cash flow from operations to satisfy its debt obligations, the Operating Partnership may have to undertake alternative financing plans. The Operating Partnership cannot assume that completion of any such alternative financing plans will be possible. The Operating Partnership’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

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

Critical Accounting Policies and Estimates

The Operating Partnership’s discussion and analysis of its financial condition and results of operations are based upon the Operating Partnership’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Operating believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

The Operating Partnership evaluates its estimates, including those related to bad debts, carrying value of investments in hotels, income taxes, contingencies and litigation. The Operating Partnership bases its estimates on historical experience and on various other assumptions that the Operating Partnership believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Operating Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers or tenants to make required payments. The Operating Partnership monitors on a regular basis its outstanding receivables and actively seeks to collect all overdue balances by sending overdue notices to customers and tenants, speaking with customers and tenants, and seeks collection through the use of an agency or a court of law. If the Operating Partnership believes that a portion of a receivable or an entire receivable will not be collected, the Operating Partnership will provide an allowance for doubtful accounts against that receivable for the estimate of the uncollectible amount. If the financial condition of the Operating Partnership’s customers were to deteriorate, resulting in an impairment of the customers’ ability to make payments, additional allowances may be required.

The Operating Partnership records an impairment charge when it believes an investment in a hotel has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the hotel. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

The Operating Partnership recognizes deferred tax assets for an amount that is more likely than not to be realized. The Operating Partnership has determined that a $1.3 million valuation allowance is necessary based on its estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should the Operating Partnership determine it would not be likely to realize the deferred tax asset in the future, the Operating Partnership would record a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized. Such adjustment to the deferred tax asset would decrease income in the period such determination was made.

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk

The Operating Partnership is exposed to certain financial market risks, including fluctuations in interest rates. The Operating Partnership monitors interest rate fluctuations as an integral part of the Operating Partnership’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect of this unpredictability on the Operating Partnership’s results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as occupancy.

The Operating Partnership’s primary market risk exposure is to changes in interest rate as a result of its Line of Credit, Bridge Loan and long-term debt. At September 30, 2003, the Operating Partnership had outstanding total indebtedness of approximately $343.4 million. The Operating Partnership’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Operating Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps, to effectively lock the interest rate on a portion of its variable debt. The Operating Partnership has not entered into any derivative or interest rate transactions for speculative purposes, nor does the Operating Partnership anticipate doing so in the future. Approximately 70% of the Operating Partnership’s outstanding debt was subject to fixed rates with a weighted average interest rate of 8.5% at September 30, 2003. The Operating Partnership regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The Operating Partnership’s operating results have historically been affected by changes in interest rates primarily as a result of borrowing under the Line of Credit and Bridge Loan. If interest rates increased by 25 basis points, interest expense would have increased by approximately $78 and $102 thousand for the three and nine months ended September 30, 2003, respectively, based on balances outstanding during the three and nine months ended September 30, 2003.

The following table provides information about the Operating Partnership’s instruments that have been sensitive to changes in interest rates. For debt obligations outstanding at September 30, 2003, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2003. The fair value of the Operating Partnership’s fixed rate debt at September 30, 2003, indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Operating Partnership at September 30, 2003. As part of purchase accounting, the debt was recorded at its fair value, which was approximately $5.8 million higher than its carrying value on the date of acquisition.  The rate assumed in the fair value calculation of fixed rate debt, excluding the senior notes, is equal to 7.00%. The fair value calculation of the senior notes is management’s estimate based on recent trade activity in the Operating Partnership’s senior notes and the recent repurchase of the Senior Notes.

Expected Principal Cash Flows

Liabilities	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value Total
	(in thousands)
Long-Term Debt:
Fixed Rate (Note A)	$703	$2,888	$3,161	$3,424	$19,662	$206,899	$236,737	$242,161
Average Interest Rate	8.54%	8.54%	8.54%	8.54%	8.54%	8.54%
Variable Rate	—	$101,000	—	—	—	—	$101,000	$101,000
Average Interest Rate	3.81%

Note A: The principal cash flows for the fixed rate debt in the table above does not include the $5.2 million “step-up” related to the purchase accounting fair market value adjustment.

The table incorporates only those exposures that exist as of September 30, 2003 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Operating Partnership’s ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Operating Partnership’s strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Operating Partnership’s financing requirements.

ITEM 4.  Internal Controls and Procedures

Pursuant to Rule 15d-15(b) under the Exchange Act, the Operating Partnership’s management, with the participation of the Operating Partnership’s Chief Executive Officer and Principal Financial Officer, has carried out an evaluation of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Principal Financial Officer, has concluded that the Operating Partnership’s disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in the Operating Partnership’s periodic SEC filings.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The Operating Partnership herby incorporates by reference into this Item 1 of Part II Note 18 to the Notes to the Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

Other than the consents obtained with respect to the RFS-CNL Transaction, no matters were submitted to a vote of security holders.

ITEM 5.  Other Information

Available Information

The Operating Partnership’s former internet website, www.rfshotel.com, is no longer operational. CNL’s internet website is www.cnlonline.com.  CNL makes available free of charge through its website the Operating Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on the CNL website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that the Operating Partnership makes with the SEC.

ITEM 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a) Exhibits

Exhibit 31.1   Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Exhibit 31.2   Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Exhibit 32.1   Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

Exhibit 32.2   Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

(b) The Operating Partnership filed the following reports during the quarter ended September 30, 2003 on Form 8-K:

•                                          July 8, 2003—Item 5 and Item 7 report regarding the issuance of a press release announcing that RFS’s shareholders had approved the RFS merger.

•                                          July 25, 2003—Item 1, Item 2 and Item 7 report regarding change in control of the Operating Partnership, the acquisition of assets by the Operating Partnership, and the filing of pro forma financial information and other exhibits.

•                                          August 14, 2003—Item 5 and Item 7 report regarding the issuance of a press release announcing the Operating Partnership’s termination of its SEC reporting obligation.

•                                          August 29, 2003—Item 5 and Item 7 report regarding the issuance of a press release announcing the Operating Partnership’s results of its change of control offer.

•                                          September 17, 2003—Item 7 report regarding the filing of pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFS PARTNERSHIP, L.P.

By: CNL ROSE GP CORP., its general partner
November 14, 2003	/s/ C. Brian Strickland
Date	C. Brian Strickland Title: Executive Vice President (Authorized Signatory and Principal Financial and Accounting Officer)