Form 10-K
period 2003-12-31
RFS PARTNERSHIP LP
filed 2004-03-30
CIK 1168409

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from          to

Commission File Number	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, and telephone number	I.R.S. Employer Identification Number
333-84334	RFS Partnership, L.P. A Tennessee Partnership 450 South Orange Avenue Orlando, Florida 32801 Telephone (407) 650-1000	62-1541639

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether RFS Partnership, L.P. is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☐ Yes ☒ No

The number of units of RFS Partnership, L.P. outstanding on March 30, 2004 was 31,941,852 (99.9% of which were held by CNL Rose Acquisition Corp. and 0.1% were held by CNL Rose GP Corp.).  There is no market for the Registrant’s units.

On August 14, 2003, RFS Partnership, L.P. (the “Operating Partnership”), filed with the Securities and Exchange Commission (the “Commission”) a Certification and Notice of Termination of Registration on Form 15 (the “Form 15”), terminating the Operating Partnership’s obligation to file reports with the Commission under the Securities Exchange Act of 1934, as amended (the “Act”).  Although the filing of the Form 15 terminates the Operating Partnership’s obligation to file reports under the Act, the Operating Partnership is filing this Annual Report on Form 10-K, in accordance with its obligation to do so set forth in that certain Indenture, by and among the Operating Partnership, RFS 2002 Financing, Inc., CNL Rose Acquisition Corp., RFS Leasing VII, Inc. and U.S. Bank, N.A., dated as of February 26, 2002.

PART I

Item 1. Business

RFS Partnership, L.P. (the “Operating Partnership”) is a Tennessee limited partnership which, at December 31, 2003, owned interests in 62 hotels with 9,399 rooms located in 26 states (collectively the “Hotels”). On July 10, 2003, RFS Hotel Investors, Inc. (“RFS”) and the Operating Partnership were acquired by subsidiaries of CNL Hospitality Properties, Inc. (“CNL”) for approximately $383 million in cash ($12.35 per share or limited partnership unit) (“RFS-CNL Transaction”), excluding the 1.0 million shares of RFS stock acquired by CNL prior to July 10, 2003.  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and as an indirect wholly owned subsidiary of CNL.  Prior to the closing of this transaction the common stock of RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.”  The common stock of RFS has since been removed from listing on the New York Stock Exchange.  RFS filed a Form 15 on July 14, 2003, terminating its filing requirements with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  On August 14, 2003, the Operating Partnership filed with the SEC a Form 15, terminating the Operating Partnership’s obligation to file reports with the SEC.  Although the filing of the Form 15 terminates the Operating Partnership’s obligation to file reports under the Exchange Act, the Operating Partnership is filing this Annual Report on Form 10-K, in accordance with its obligation to do so set forth in that certain indenture, by and among the Operating Partnership, RFS 2002 Financing, Inc., CNL Rose Acquisition Corp., RFS Leasing VII, Inc. and U.S. Bank, N.A., dated as of February 26, 2002, as amended July 10, 2003, the notes issued pursuant to which are hereinafter referred to as the “Senior Notes”.

The Operating Partnership has grown from owning seven hotels with 1,118 rooms in five states in August 1993 to owning interests in 62 hotels with 9,399 rooms in 26 states at December 31, 2003. Many of the Operating Partnership’s hotels are located in attractive metropolitan areas or growing secondary markets and are well located within these markets. All but two of the Operating Partnership’s hotels are operated under franchises from nationally recognized franchisors such as Marriott International, Inc., Hilton Hotels Corporation, Starwood Hotels & Resorts, Inc., Wyndham Hotels and Resorts and Six Continents PLC.

For the year ended December 31, 2003, the Operating Partnership generated revenue of $184.8 million and a net loss of $17.1 million. In 2003, the Operating Partnership received 47.5% of its revenue from full service hotels, 26.5% from extended stay hotels and 26.0% from limited service hotels. The Operating Partnership received 57% of its revenue in five states (California (30%), Texas (8%), Florida (7%), Michigan (6%) and Missouri (6%)).

The following summarizes additional information for the 62 hotels owned at December 31, 2003:

Franchise Affiliation	Hotel Properties	Rooms/Suites
Full Service Hotels:
Holiday Inn	5	954
Sheraton	3	659
Hilton	2	439
Sheraton Four Points	2	412
Wyndham	2	390
Independent	2	331
Hyatt Regency	1	242
Doubletree	1	221
Homewood Suites by Hilton	1	83
	19	3,731

Extended Stay Hotels:
Residence Inn by Marriott	15	2,201
TownePlace Suites by Marriott	3	285
	18	2,486

Limited Service Hotels:
Hampton Inn	17	2,113
Holiday Inn Express	5	637
Courtyard by Marriott	2	248
Comfort Inn	1	184
	25	3,182

Total	62	9,399

The following summarizes the number of hotels owned for the periods presented:

	2003	2002	2001

Hotels owned at beginning of year	57	58	60
Contribution of hotels from CNL	5
Sales of hotels		(1)	(2)

Hotels owned at end of year	62	57	58

Concurrent with the consummation of the RFS-CNL Transaction, CNL contributed five hotels to the Operating Partnership with net assets of approximately $131.6 million. The five hotels are a Residence Inn in Orlando, Florida, a Marriott Courtyard in Edison, New Jersey, a Hyatt Regency in Coral Gables, Florida, a Wyndham in Billerica, Massachusetts and a Wyndham in Denver, Colorado.  The two Wyndham properties are triple net lease properties, while the other three properties are leased to taxable REIT subsidiaries owned by CNL, but not owned by the Operating Partnership. The Operating Partnership includes rental income from these leases and depreciation on these hotels in our consolidated results of operations.

In connection with the acquisition of RFS, six non-strategic hotels were identified for sale and are carried at a cost of approximately $29.6 million.

At December 31, 2003, the Operating Partnership leased seven hotels to three third-party lessees and three hotels to taxable REIT subsidiaries owned by CNL, but not owned by the Operating Partnership. In October 2003, the Operating Partnership began terminating existing management agreements with Flagstone Hospitality Management LLC (“Flagstone”), which managed 50 of the 57 RFS properties prior to its acquisition, and franchise licenses for most of its portfolio of hotels, and entering into new management and franchise license agreements with internationally recognized hotel brand managers. At December 31, 2003, thirteen hotels are managed by Hilton Hotels Corporation (“Hilton”), ten hotels are managed by Marriott International (“Marriott”), 28 hotels are managed by Interstate Hotels and Resorts (“Interstate”), and eleven other hotels are managed by six other independent management companies.  On January 31, 2004, the management of five hotels was transferred from Interstate to Hilton (two hotels) and Marriott (three hotels).

Termination of Leases and Related Agreements with Hilton

Under the REIT Modernization Act (the “RMA”) that became effective January 1, 2001, the Operating Partnership is permitted to lease its hotels to wholly-owned taxable REIT subsidiaries of the Operating Partnership (“TRS Lessees”), provided that the TRS Lessees engage a third-party management company to manage the hotels. On January 1, 2001, the Operating Partnership terminated its operating leases, management contracts and related ancillary agreements with a wholly-owned subsidiary of Hilton Hotels Corporation (“Hilton”) for approximately $65.5 million. This transaction represented the cancellation of executory contracts that extended through 2012 and substantially all of the termination payment was recorded as an expense on January 1, 2001.

In connection with the termination of the leases and related agreements, the Operating Partnership redeemed 973,684 shares of its Series A Preferred Units owned by a subsidiary of Hilton for $13 million, which resulted in a gain on redemption of $5.1 million that was included in net income available to unitholders in the first quarter of 2001.

The aggregate $73 million of payments to Hilton ($60 million lease termination expense plus $13 million to repurchase the Series A Preferred Units, plus related expenses), were financed by:

•                                          the sale of two hotels in 2000 for approximately $25 million;

•                                          net proceeds from the sale of a new issue of non-convertible mandatorily redeemable preferred units (the “Series B Preferred Units”) for $25 million (before fees and expenses); and

•                                          borrowings under the Operating Partnership’s line of credit.

In conjunction with the new management and franchise license agreements entered into during the fourth quarter of 2003, the Operating Partnership terminated the existing leases with its TRS Lessees and entered into new leases with the either the same or a different TRS Lessee. The duration of the leases coincides with the duration of the new management and franchise license agreements. The leases provide for the payment of base and percentage rent from the TRS Lessees to the owner subsidiary based on the total hotel revenue of the TRS Lessees.

Competitive Strengths

The Operating Partnership believes that it is distinguished by the following competitive strengths:

Diversified Asset Base.  The Operating Partnership’s hotel portfolio is diversified by brand, geography and market segment. The Operating Partnership’s hotels are operated under leading brands including Sheraton, Residence Inn by Marriott, Hilton, Doubletree, Holiday Inn, Wyndham, Hyatt, Courtyard by Marriott, Hampton Inn, and Homewood Suites by Hilton. The Operating Partnership owns hotels in 26 states. For the year ended December 31, 2003, the Operating Partnership generated 57% of its revenue in five states (California (30%), Texas (8%), Florida (7%), Michigan (6%) and Missouri (6%)), and the remaining 43% in 21 other states, and the Operating Partnership generated 47.5% of its revenue from full service hotels, 26.5% from extended stay hotels and 26.0% from limited service hotels. No single hotel accounted for more than 5% of the Operating Partnership’s revenue for the year ended December 31, 2003.

Favorable Corporate Structure.  As a result of the RMA, effective January 1, 2001, the Operating Partnership terminated its operating leases and management contracts with subsidiaries of Hilton, and established the TRS Lessees, which currently lease 52 of our hotels. This TRS structure enables us to directly oversee the management of these hotels without an intermediate third-party lessee. The new TRS structure also allows the Operating Partnership to retain the operating profits or losses from the hotels in the TRS lessee structure and provides the Operating Partnership with the following advantages when compared to the Operating Partnership’s prior third-party lessee structure:

•                                          more control over the daily operations of these hotels;

•                                          benefits from cost efficiencies or ancillary revenues generated at these hotels;

•                                          benefits from hotels no longer being encumbered by long-term third-party leases; and

•                                          financial statements that more clearly depict the Operating Partnership’s hotel operations.

Business Strategy

The principal features of the Operating Partnership’s business strategy are outlined below:

Actively Manage the Portfolio of Assets.  The Operating Partnership seeks to increase operating cash flows through active asset management. The Operating Partnership applies its asset management and investing expertise to the renovation, redevelopment and rebranding of its existing hotels and the maintenance of strong strategic relationships with its brand owners and managers. The Operating Partnership has spent approximately $42.1 million, or 7.4% of hotel revenue, excluding lease revenue and other revenue, in order to enhance its hotels’ competitive position and improve cash flow over the past three years.

Maintain Strong Brand Affiliations.  All but two of the Operating Partnership’s hotels operate under franchises from national hotel brands. Franchised hotels typically have higher levels of occupancy and average daily rates than non-franchised hotels due to access to the national reservation systems and marketing provided by these franchisors. For the year ended December 31, 2003, the Operating Partnership generated 93% of its revenue from hotels under franchise by four of the largest and most well-respected hotel franchisors: Marriott (Residence Inn, Courtyard by Marriott, TownePlace Suites by Marriott), Hilton (Hilton, Doubletree, Hampton Inn, Homewood Suites by Hilton), Starwood (Sheraton and Four Points by Sheraton) and Six Continents (Holiday Inn and Holiday Inn Express).

Divest Non-Core Properties.  The Operating Partnership continues to modify its portfolio by selectively divesting hotels that are not consistent with its long-term investment objectives, particularly limited service hotels located in smaller markets. The Operating Partnership intends to continue to selectively divest hotels that:

•                                          may offer limited earnings growth;

•                                          may suffer adverse changes in their local markets; or

•                                          may not offer attractive returns on required additional capital investments.

In connection with the acquisition of RFS, six non-strategic hotels were identified for sale and are carried at a cost of approximately $29.6 million.  Over the past three years, the Operating Partnership has sold three non-core properties for approximately $15.4 million.

Competition

The hotel industry is generally characterized as being intensely competitive. The Operating Partnership’s hotels compete with independently owned hotels, hotels which are part of local or regional chains, and hotels in other well-known national chains, including those offering different types of accommodations. The principal competitive factors affecting the Operating Partnership’s hotels are brand recognition, location, range of services and guest amenities offered, the quality of the hotel and services provided, and price.

The Operating Partnership competes with other persons and entities to locate suitable properties to acquire interests in and to locate purchasers for its properties. The Operating Partnership also will compete with other financing sources such as banks, mortgage lenders, and sale/leaseback companies for suitable properties, tenants and mortgage loan borrowers.

Available Information

The Operating Partnership’s former internet website, www.rfshotel.com, is no longer operational. CNL’s internet website is www.cnlonline.com.  CNL makes available free of charge through its website the Operating Partnership’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Operating Partnership electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“Commission”). The information on the CNL website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that the Operating Partnership makes with the Commission.

Employees

The Operating Partnership has no employees other than our officers who are not compensated by the Operating Partnership. We have retained CNL Hospitality Corp. as our advisor to provide management, acquisition, development, advisory and some administrative services and have retained other affiliates to provide additional administrative services. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged to operate the hotels and are not the Operating Partnership’s employees. Should there be an employee disruption at any of the third party management companies, i.e. a strike, this could have a significant impact on the Operating Partnership’s operations.

Tax Status

The Operating Partnership may own up to 100% of its TRS Lessees. A TRS Lessee is a taxable corporation that may lease hotels under certain circumstances, provide services to the Operating Partnership, and perform activities unrelated to the Operating Partnership’s tenants, such as third-party management, development, and other independent business activities. Overall, no more than 20% of the value of the Operating Partnership’s assets may consist of securities of one or more of its TRS Lessees.

A TRS is permitted to lease hotels from the Operating Partnership as long as the hotels are operated on behalf of the TRS by a third-party hotel manager who satisfies the following requirements:

•                                          such manager is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to the Operating Partnership and its TRS Lessees;

•                                          such manager does not own, directly or indirectly, more than 35% of the Operating Partnership’s units;

•                                          no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of the Operating Partnership’s units; and

•                                          the Operating Partnership does not directly or indirectly derive any income from such manager.

The deductibility of interest paid or accrued by a TRS Lessee to the Operating Partnership is limited. The RMA also imposes a 100% excise tax on transactions between a TRS Lessee and the Operating Partnership or its tenants that is limited not conducted on an arm’s-length basis.

Risk Factors

Risks Related to the Operating Partnership and the Conduct of Business

Current geo-political uncertainty as well as the weak economy have adversely impacted the hotel industry generally, and the Operating Partnership has experienced an adverse effect on its results of operations and financial condition. These trends may continue to impact the Operating Partnership into the foreseeable future.

Prior to September 11, 2001, revenue per available room began to decline as a result of the slowing economy, particularly the Operating Partnership’s hotels in San Francisco and Silicon Valley. The terrorist attacks of September 11, 2001, the current geo-political uncertainty related to conflicts with Iraq and potential conflicts with North Korea, the continued terrorist threats, and the effects of a weak economy have led to a substantial reduction in business and leisure travel throughout the United States and industry revenue per available room generally. 2002 marked the second consecutive year in which revenue per available room declined year over year. In 2003, revenue per available room increased only 0.2%, as determined by Smith Travel Research. Even though revenue per available room increased slightly in 2003, and the industry is projecting RevPAR growth in 2004 of approximately 5% (as estimated by both Smith Travel Research and PricewaterhouseCoopers), revenue per available room may ultimately continue to decline. The Operating Partnership cannot predict the extent to which the current geo-political uncertainty will continue to directly or indirectly impact the hotel industry or the Operating Partnership’s operating results in the future. Continued lower revenue per available room at the Operating Partnership’s hotels could have an adverse effect on its results of operations and financial condition, including the Operating Partnership’s ability to remain in compliance with debt covenants, and the ability to fund capital improvements and renovations at its hotels. Additional terrorist attacks or war could have further material adverse effects on the hotel industry and the Operating Partnership’s operations.

TRS lessee structure subjects the Operating Partnership to the risk of increased hotel operating expenses.

Prior to January 1, 2001, substantially all of the Operating Partnership’s hotels were leased to third-parties under leases providing for the payment of rent based, in part, on revenues from the Operating Partnership’s hotels. Accordingly, operating risks were essentially limited to changes in hotel revenues and to the lessees’ ability to pay the rent due under the leases. In addition to the ownership expenses previously borne by the Operating Partnership, the Operating Partnership is now subject to the risks of increased hotel operating expenses for the 52 hotels now in the Operating Partnership’s TRS lessee structure, including but not limited to:

•                                          wage and benefit costs;

•                                          repair and maintenance expenses;

•                                          energy costs, which have increased in recent months, especially at the California hotels;

•                                          the costs of liability insurance; and

•                                          other operating expenses.

Increases in these operating expenses can have a significant adverse impact on the Operating Partnership’s earnings and cash flow.

The formation of the TRS Lessees will increase the Operating Partnership’s overall tax liability.

Effective January 1, 2001, the Operating Partnership formed the TRS Lessees, which currently lease 52 of our hotels. The TRS Lessees are subject to federal and state income tax on their taxable income, which consists of the revenues from the hotels leased by the TRS Lessees net of the operating expenses for such hotels and rent payments. Accordingly, although the formation of the TRS Lessees allows the Operating Partnership to participate in the operating income from the hotels in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of the TRS Lessees is available for distribution to CNL as distributions.

Uninsured and underinsured losses might have an adverse effect on the Operating Partnership’s financial condition.

The Operating Partnership maintains comprehensive insurance on each of its hotels, including liability, fire and extended coverage, of the type and amount the Operating Partnership believes is customarily obtained for or by hotel owners. Some of the Operating Partnership’s insurance policies are written, implemented and monitored by the third party companies who manage the Operating Partnership’s hotels and the Operating Partnership does not have the ability to actively monitor these programs and claims thereon. All 10 of the Operating Partnership’s hotels in California are located in areas that are typically subject to more earthquake activity than in other locations in the United States. These hotels are located in areas of high seismic risk and some were constructed under building codes which were less stringent with regard to earthquake related requirements. An earthquake could render significant uninsured damage to the hotels. Additionally, areas in Florida, where eight of the Operating Partnership’s hotels are located, may experience hurricane or high-wind activity. The Operating Partnership has earthquake and windstorm insurance policies on its hotels. However, various types of catastrophic losses, like earthquakes and floods may not be fully insurable or may not be economically insurable. With respect to the earthquake insurance policies, in addition to the applicable deductibles under the earthquake insurance policies, the Operating Partnership is self-insured for any losses in excess of $40 million per earthquake. The windstorm insurance policies are of the type and amount the Operating Partnership believes is customarily obtained for or by hotel owners.  The Operating Partnership also maintains terrorism insurance, which the Operating Partnership believes currently insures against losses resulting from a terrorist attack. In the event of a substantial loss, insurance coverage may not be able to cover the full current market value or replacement cost of the Operating Partnership’s lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Operating Partnership’s ability to replace or renovate a hotel after it has been damaged or destroyed.

Hotel concentration in certain states, particularly California, subjects the Operating Partnership to operating risks.

For the year ended December 31, 2003, approximately 57% of the Operating Partnership’s revenue came from its hotels located in California (30%), Texas (8%), Florida (7%), Michigan (6%) and Illinois (6%). Adverse events in these areas, such as economic recessions or natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Operating Partnership as a result of its concentration of assets in these areas. The Operating Partnership’s geographic concentration also exposes it to risks of oversupply and competition in its principal markets. Each of the Operating Partnership’s hotels competes with other hotels in its market area. A number of additional hotel rooms will continue to be built in the markets in which the Operating Partnership’s hotels are located, which could result in too many hotel rooms in those regions. Significant increases in the supply of hotel rooms without corresponding increases in demand can have a severe adverse effect on the Operating Partnership’s business, financial condition and results of operations.

The San Francisco Bay Area, including Silicon Valley, has suffered an economic downturn related to the decline in the technology and Internet related markets. In particular, revenues at the Operating Partnership’s four hotels in Silicon Valley and two hotels in San Francisco have been adversely impacted by the weak economy and by recent job reductions in the technology and Internet sectors. As a result of the continued weak economy and geo-political uncertainty, while the Operating Partnership’s entire hotel portfolio was adversely impacted, the northern California hotels were particularly affected. Revenue per available room at the Operating Partnership’s five comparable hotels in northern California (excludes the Hotel Rex in San Francisco which was closed for earthquake retrofit and renovation during the fourth quarter of 2002 and the first quarter of 2003), consisting of one hotel in San Francisco and four hotels in Silicon Valley, experienced an average decline in revenue per available room of 9.2% for the year. Excluding the six northern California hotels and the non-comparable Residence Inns in Sacramento, CA and Fishkill, NY, revenue per available room declined 2.3% for the year. For the year ended December 31, 2003, the Operating Partnership received approximately 30% of its revenue from hotels in portions of California, including Silicon Valley (12%), Los Angeles (6%), Sacramento (2%), San Diego (4%) and San Francisco (6%).

Also, California faced an energy crisis during 2001 that significantly increased energy costs at the 10 California hotels, although the impact was somewhat offset through the Operating Partnership’s ability to collect energy surcharges in California. While this energy crisis was resolved, if California experiences another energy crisis, and the Operating Partnership cannot adequately pass its increased costs to customers through energy surcharges or otherwise, or the state’s economy, particularly Northern California, continues to experience decreasing occupancy rates, revenue per available room, average daily rate (“ADR”) or other industry fundamentals, it could have a material adverse effect on the Operating Partnership’s business, financial condition and results of operation.

Reliance on third-party management companies to operate the Operating Partnership’s hotels and a change in these management companies may be costly and disruptive to the Operating Partnership’s operations.

Under the REIT Modernization Act, in order for CNL to continue to qualify as a REIT, the Operating Partnership’s hotels must be managed by third-parties. Under the terms of the management agreements, the Operating Partnership’s ability to participate in operating decisions regarding the hotels is limited. Nine unrelated third-parties currently manage all of the Operating Partnership’s hotels. These property managers presently control the daily operations of the hotels. The Operating Partnership depends on these managers to adequately operate its hotels as provided in the management agreements. Even if the Operating Partnership believes that its hotels are not being managed efficiently or in a manner that results in satisfactory occupancy rates, revenue per available room or ADR, the Operating Partnership may not be able to force the management company to change the way it operates the Operating Partnership’s hotels in a timely manner. Additionally, in the event that the Operating Partnership needs to replace any of its management companies, like it did with Flagstone in 2003, which managed 50 of the 57 hotels it then owned, the Operating Partnership may experience significant disruptions at its hotels and in its operations and decreased occupancy. During 2003, the Operating Partnership terminated a substantial portion of the management agreements with Flagstone. Furthermore, because the Operating Partnership must have third-party managers to maintain CNL’s REIT status, it may be forced to enter into new management agreements on terms that the Operating Partnership believes are unfavorable or less favorable than the terms of the Operating Partnership’s current agreements. Any of the foregoing, may result in a material adverse effect on the Operating Partnership’s business, financial condition and results of operations.

Compliance with requirements of franchise agreements.

Most of the Operating Partnership’s hotels are operated under a franchise license. Each license agreement requires that the licensed hotel be maintained and operated in accordance with certain standards and requires the Operating Partnership to pay a variety of franchise related fees to the franchisors. The franchisors also may require substantial improvements to the Operating Partnership’s hotels, for which the Operating Partnership would be responsible, as a condition to the renewal or continuation of these franchise licenses. In connection with the RFS-CNL Transaction, the Operating Partnership is required, as part of the new franchise licenses, to make approximately $40 million of improvements to its hotels over the next three years.

If a franchise license terminates due to the Operating Partnership’s failure to make required improvements or to otherwise comply with its terms, the Operating Partnership may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. Although the Operating Partnership has never had a franchise agreement terminated by a franchisor, the loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on its business, financial condition and results of operations.

The Operating Partnership may not be able to successfully implement its acquisition and disposition strategy or realize the benefit of its strategy.

One of the Operating Partnership’s key strategies includes the acquisition of attractive hotel properties. However, the Operating Partnership competes for hotel acquisitions with other entities. These entities generally may be able to accept more risk than the Operating Partnership can manage wisely and may be able to pay higher acquisition prices than the Operating Partnership is willing to pay. This competition may generally limit the number of suitable investment opportunities offered to the Operating Partnership. This competition may also increase the bargaining power of property owners seeking to sell to the Operating Partnership, making it more difficult for the Operating Partnership to acquire new properties on attractive terms. Furthermore, in recent years, the Operating Partnership believes that acquisition prices were not attractive by historical standards and the Operating Partnership reduced its acquisition activity accordingly. While the Operating Partnership believes that the hotel acquisition market has recently become more favorable, there can be no assurance that a sufficient number of attractive properties, both in terms of price and quality, will be available for acquisition or that the Operating Partnership will ultimately be able to acquire those hotel properties on favorable terms.

Additionally, the Operating Partnership’s strategy includes continually shifting its portfolio by selectively divesting limited service hotels which are not consistent with the Operating Partnership’s long-term investment horizon, particularly those in smaller markets. As with acquisitions, the Operating Partnership faces competition for buyers of its hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that the Operating Partnership would be unable to accept. If the Operating Partnership cannot find buyers for its non-core properties, it will not be able to implement its divestiture strategy.

In the event that the Operating Partnership cannot fully execute its acquisition and divestiture strategy or realize the benefits therefrom, it may not be able to grow its business, EBITDA or cash flow.

The Operating Partnership may be unable to adequately finance or fully realize the anticipated benefits of its renovations.

As part of the Operating Partnership’s internal growth strategy, it regularly renovates, redevelops and, in certain cases, re-brands its hotels. In addition, the franchisors require the Operating Partnership to make periodic capital improvements as a condition to keeping the franchise licenses. During 2003, 2002 and 2001, the Operating Partnership spent approximately $11.3 million, $14.6 million and $18.0 million, respectively, on capital improvements to its hotels. The Operating Partnership expects to spend approximately $17.7 million dollars on capital improvements in 2004, which includes amounts required under the product improvement plans planned for 2004.  As stated previously, as a result of the RFS-CNL Transaction, the Operating Partnership is required, as part of the new franchise licenses, to make approximately $40 million of improvements to its hotels over the next three years, which includes the amount budgeted to spend in 2004.  The Operating Partnership’s current indebtedness, as well as its Senior Notes, may restrict its ability to finance proposed capital expenditures, which may cause the Operating Partnership to delay, alter materially or abandon planned capital improvements and renovations. In addition to the difficulties with financing these projects discussed above, renovations also give rise to the following risks:

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

If the completion of renovation projects is significantly delayed, operating results could be adversely affected. In addition, no assurance can be given that recently completed and ongoing improvements will achieve the results anticipated when the Operating Partnership made the decision to invest in the improvements.

Risks Related to the Hotel Industry

The Operating Partnership is subject to the risks of hotel operations.

The Operating Partnership has invested only in hotel-related assets, and its hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

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

An industry downturn could adversely affect results of operations.

According to Smith Travel Research, for all U.S. hotels, industry revenue per available room experienced a year over year increase of approximately 0.2% in 2003 versus year over year decreases of 2.0% and 6.9% in 2002 and 2001, respectively, and is expected to increase approximately 5% in 2004.

If the Operating Partnership is unable to sustain appropriate levels of revenue per available room, its operating margins may deteriorate, and it may be unable to execute its business plan, including the selective acquisition of hotel properties. In addition, if this downward trend continues, the Operating Partnership may be unable to continue to meet its debt service obligations as they become due or to obtain necessary additional financing.

Seasonality of the hotel business can be expected to cause quarterly fluctuations in revenues.

Demand in the lodging industry is affected by recurring seasonal patterns.  For hotel properties which are not tourism oriented, hotel revenues are generally greater in the second and third calendar quarters, and for hotel properties in tourist areas, including resorts, revenues are generally greater for the third and fourth calendar quarters than other times of the year.  Seasonal variations in revenue at the Operating Partnership’s hotels can be expected to cause quarterly fluctuations in revenues and earnings.  Hotel operations also may be adversely affected by events beyond the Operating Partnership’s control, such as extreme weather conditions, poor economic factors and/or cycles, and other factors affecting travel.  Historically, to the extent that cash flows from operations has been insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, the Operating Partnership has utilized borrowings under its line of credit to fund a portion of its distributions to equity and debt holders.

The Operating Partnership will also encounter risks that may adversely affect real estate ownership in general.

The Operating Partnership’s investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

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

Moreover, real estate investments are relatively illiquid, and the Operating Partnership may not be able to vary its portfolio in response to changes in economic and other conditions.

Compliance with environmental laws may adversely affect the Operating Partnership’s financial condition.

The Operating Partnership’s hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the owner of a contaminated property to clean up the property, even if the owner did not know of or was not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, like a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. Furthermore, decisions by courts have established that third-parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he suffers injury from the asbestos.

The Operating Partnership could be responsible for the costs discussed above, if one or more of its properties are found to be contaminated. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distribution to CNL and our debt holders. To determine whether any costs of this nature may be incurred, the Operating Partnership commissioned Phase I environmental site assessments, or ESA’s, before it acquired hotels. These studies typically include a review of historical information and a site visit but not soil or groundwater testing. The Operating Partnership obtained the ESA’s to help identify whether it might be responsible for cleanup costs or other environmental liabilities. The ESA’s on the Operating Partnership’s hotels did not reveal any environmental conditions that are likely to have a material adverse effect on the Operating Partnership’s business, assets, results of operations or liquidity. However, ESA’s do not always identify all potential problems or environmental liabilities. Consequently, the Operating Partnership may have material environmental liabilities of which it is unaware.

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

Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. The Operating Partnership believes that its hotels substantially comply with the requirement of the Americans with Disabilities Act. However, a determination that the hotels are not in compliance with that Act could result in liability for both governmental fines and damages to private parties. If the Operating Partnership were required to make unanticipated major modifications to the hotels to comply with the requirements of the Americans with Disabilities Act, it could adversely affect the Operating Partnership’s ability to pay distributions to CNL and our debt holders.

Item 2. Properties

As of December 31, 2003, the Operating Partnership had interests in 62 hotels located in 26 states, generally consisting of land, buildings and equipment. Of the 62 hotels, the Operating Partnership currently leases 52 hotels to TRS Lessees, three hotels to TRS subsidiaries owned by CNL, but not owned by the Operating Partnership, and seven hotels to third-party operators.

Generally, hotels acquired consist of land, building and equipment; although in one case, the Operating Partnership owns the building and equipment only with the land owned by a third party. The lot sizes generally range up to 10 acres depending on product, market and design considerations, and are available at a broad range of pricing.  The hotel sites are generally in primary or secondary urban, suburban, airport, highway or resort markets which have been evaluated for past and future anticipated lodging demand trends.

The hotel buildings generally are mid-rise construction. The hotels consist of limited service, extended stay or full service hotels. Limited service hotels generally minimize non-guest room space and offer limited food service such as complimentary breakfasts and do not have restaurant or lounge facilities on-site. Extended stay hotels generally contain guest suites with a kitchen area and living area separate from the bedroom. Extended stay hotels vary with respect to providing on-site restaurant facilities.  Full service hotels generally have conference or meeting facilities and on-site food and beverage facilities. The hotels include equipment and most conform to national hotel brand approved design concepts.

Tenants of the hotels have established reserve funds which are used for the replacement and renewal of furniture, fixtures and equipment, and routine capital expenditures (“FF&E Reserve”). FF&E Reserve funds, any interest earned thereon and any replacement furniture, fixtures, or equipment purchased with such funds are owned by the Operating Partnership. However, there is no guarantee that these reserve funds will be adequate to meet future capital expenditures. In addition, leases with third parties generally require the tenant to make a security deposit relating to the hotel, which is retained as security for the tenant’s obligations under the lease.

As of December 31, 2003, most of the hotels owned were pledged as collateral under the Operating Partnership’s financing arrangements.

The following table sets forth information regarding the Operating Partnership’s hotels as of, and for the year ended December 31, 2003. Those properties that are encumbered by mortgages are identified in Schedule III, which is filed herewith.

Full Service	Date Opened	Number of Rooms

Beverly Heritage
Milpitas, California	1988	237
Doubletree
San Diego, California	1990	221
Hilton
Birmingham, Alabama	1984	205
San Francisco, California	1976	234
Holiday Inn
Crystal Lake, Illinois	1988	197
Louisville, Kentucky	1970	169
Lafayette, Louisiana	1983	242
Flint, Michigan	1990	171
Columbia, South Carolina	1969	175
Homewood Suites by Hilton
Chandler, Arizona	1998	83
Hotel Rex
San Francisco, California	1912	94
Hyatt
Coral Gables, Florida (2)	1987	242
Four Points by Sheraton
Bakersfield, California	1983	198
Pleasanton, California	1985	214
Sheraton
Milpitas, California	1988	229
Sunnyvale, California	1980	173
Clayton, Missouri	1965	257
Wyndham
Billerica, Massachusetts (1)	1999	210
Denver, Colorado (1)	1999	180
Full Service Total		3,731

Extended Stay	Date Opened	Number of Rooms

Residence Inn by Marriott
Sacramento, California	1987	176
Torrance, California	1984	247
Wilmington, Delaware	1989	120
Jacksonville, Florida (1)	1997	120
Orlando, Florida (International Drive)	1984	176
Orlando, Florida (Sea World) (2)	2002	349
West Palm Beach, Florida (1)	1998	78
Atlanta, Georgia	1987	128
Ann Arbor, Michigan	1985	114
Kansas City, Missouri	1987	96
Charlotte, North Carolina	1984	116
Fishkill, New York	1988	137
Warwick, Rhode Island	1989	96
Ft. Worth, Texas	1983	120
Tyler, Texas	1985	128
TownePlace Suites by Marriott
Miami Lakes, Florida (1)	1999	95
Miami West, Florida (1)	1999	95
Fort Worth, Texas	1998	95
Extended Stay Total		2,486

Limited Service	Date Opened	Number of Rooms

Comfort Inn
Marietta, Georgia	1989	184
Courtyard
Edison, New Jersey (2)	2002	147
Flint, Michigan	1996	102
Hampton Inn
Chandler, Arizona	1997	101
Sedona, Arizona	1997	56
Denver, Colorado	1985	138
Lakewood, Colorado	1987	150
Ft. Lauderdale, Florida	1986	122
Jacksonville, Florida (1)	1998	118
Indianapolis, Indiana	1994	131
Bloomington, Minnesota	1994	135
Minnetonka, Minnesota	1990	127
Hattiesburg, Mississippi	1988	154
Lincoln, Nebraska	1983	111
Omaha, Nebraska	1985	129
Oklahoma City, Oklahoma	1986	134
Tulsa, Oklahoma	1986	148
Memphis, Tennessee	1992	120
Laredo, Texas	1995	119
Houston, Texas	1996	119
Holiday Inn Express
Arlington Heights, Illinois	1989	125
Downers Grove, Illinois	1984	123
Bloomington, Minnesota	1987	142
Austin, Texas	1992	125
Wauwatosa, Wisconsin	1984	122
Limited Service Total		3,182
Portfolio Total/		9,399

(1)          This hotel is leased to a third party lessee pursuant to a long-term percentage lease which provides for fixed base rent and percentage rent based on the revenue of the hotels.

(2)          This hotel is leased to a taxable REIT subsidiary owned by CNL, but not owned by the Operating Partnership.

Item 3. Legal Proceedings

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and CNL (the “Chasen Complaint”).   On June 6, 2003, the Chasen Complaint was amended.  The amended Chasen Complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS board of directors and its financial advisor, (iii) CNL aided and abetted the RFS board of directors in connection with their breach of fiduciary duties, (iv) the RFS board of directors violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading.  Among other relief, the amended Chasen Complaint seeks certification of the class action, an injunction enjoining RFS and CNL from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages.  On July 1, 2003, RFS and CNL filed an answer to the amended Chasen Complaint setting forth an affirmative defense and its general denials of the allegations set forth therein.  The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on July 8, 2003. Based upon the information currently available to the Operating Partnership and CNL, the Operating Partnership believes the allegations contained in the amended Chasen Complaint are without merit and it is the Operating Partnership’s understanding that CNL intends to vigorously defend the action, and therefore, a liability was not accrued.  The Operating Partnership and CNL are planning to file a motion to dismiss the allegations in the amended Chasen Complaint. If the motion is not successful, it is expected that the case will proceed to trial.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and some of its subsidiaries in the Superior Court of the State of California, for the County of San Diego (the “Carmel Valley Complaint”).  The Operating Partnership is a party to a Carmel Valley Complaint which claims damages relating to a dispute over a parcel of land located adjacent to one of its hotels.  The Operating Partnership has unsuccessfully attempted to mediate this case.  At this time, we believe that the damages claimed lack sufficient factual support and will continue to vigorously defend the action, and therefore, a liability was not accrued. However, it is possible that the Operating Partnership could incur losses if the plaintiff ultimately prevails.  The plaintiff is seeking monetary damages of up to $0.7 million.  The Operating Partnership and CNL have recently filed certain motions to dismiss which are being considered by the Court.  If the motions are not successful, it is expected that the case will proceed to trial.

From time to time the Operating Partnership may be exposed to litigation arising from the operations of its business.  At this time, management does not believe that resolution of these matters will have a material adverse effect of the Operating Partnership’s financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Unitholder Matters

(a) Market Information

The Series B Preferred units and the Operating Partnership units are not publicly traded, and accordingly, there is no established public trading market for such securities. The following table sets forth, for the indicated periods, the payment of distributions by the Operating Partnership on its units and Series B Preferred units for the years ended December 31, 2003 and 2002:

	Distribution Paid per Unit	Distribution Paid per Series B Preferred Unit

2003
First Quarter	$0.25	$—
Second Quarter	—	—
Third Quarter (Note 1)	1.38	—
Fourth Quarter (Note 1)	0.94	—
2002
First Quarter	$0.25	$3.125
Second Quarter	0.25	3.125
Third Quarter	0.25	—
Fourth Quarter	0.25	—

Note 1 – The Operating Partnership made a $44.0 million (or $1.38 per unit) and a $30.0 million (or $0.94 per unit) distribution to CNL during the third and fourth quarter of 2003, respectively.

(b) Holders

The number of units outstanding was 31,941,852 as of March 30, 2004 (99.9% of which were held by CNL Rose Acquisition Corp. and 0.1% were held by CNL Rose GP Corp.).

(c) Distributions

Prior to the RFS-CNL Transaction, the Operating Partnership paid regular quarterly distributions on its units to RFS and the limited partners. Subsequent to the RFS-CNL Transaction, there are no regular quarterly distributions paid, but the Operating Partnership will make distributions to CNL as they are declared.  During the third and fourth quarters of 2003, the Operating Partnership made a $44.0 million, or $1.38 per unit, and a $30.0 million distribution, or $0.94 per unit, respectively, to CNL.

Item 6. Selected Financial Data

The following tables set forth selected historical financial data for the Operating Partnership that has been derived from the financial statements of the Operating Partnership and the notes thereto. Such data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto.

SELECTED FINANCIAL DATA

(in thousands, except per unit and ratio amounts)

	2003		2002		2001		2000		1999
Operating Data (1):
Total revenue	$184,792		$185,937		$206,273		$106,786		$98,809
Net (loss) income	(17,100)		(4,432)		(14,886)		34,008		38,610
Net (loss) income applicable to unitholders	(17,100)		(7,884)		(12,870)		32,596		37,198
Diluted (loss) earnings per unit	(0.54)		(0.26)		(0.47)		1.20		1.35
Balance Sheet Data (1):
Investment in hotel properties, net	809,410		593,289		615,562		635,997		651,988
Total assets	928,749		642,655		668,862		673,467		687,242
Total debt	406,028		291,229		301,135		277,431		282,278
Redeemable limited partnership units, at redemption value	—		26,702		27,980		33,461		26,779
Partners’ capital	503,104		300,522		291,715		349,667		369,947
Cash Flows Data:
Cash provided by operating activities	2,869		36,526		10,466		65,223		66,884
Cash used by investing activities	(36,557)		(8,139)		(8,642)		(10,843)		(26,580)
Cash provided (used) by financing activities	51,146		(32,184)		230		(56,612)		(36,405)
Other Data:
Ratio of earnings to fixed charges(2)	0.4	x	0.8	x	0.4	x	2.4	x	2.7	x
Supplemental ratio of earnings to fixed charges(3)	1.1	x	1.2	x	2.0	x	N/A		N/A
Distributions paid per unit	2.57		1.00		1.255		1.54		1.54

QUARTERLY RESULTS OF OPERATIONS

(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003:
Operating Data:
Total revenue	$41,967	$45,290	$50,716	$46,819	$184,792
Net (loss) income	(1,795)	(383)	(15,112)	190	(17,100)
Net (loss) income applicable to unitholders	(1,795)	(383)	(15,112)	190	(17,100)
Diluted (loss) earnings per unit	(0.06)	(0.01)	(0.48)	0.01	(0.54)
Other Data:
Distributions paid per unit	0.25	—	1.38	0.94	2.57
2002:
Operating Data:
Total revenue	$43,916	$49,418	$48,787	$43,816	$185,937
Net (loss) income	(8,343)	3,888	3,650	(3,627)	(4,432)
Net (loss) income applicable to unitholders	(9,124)	1,217	3,650	(3,627)	(7,884)
Diluted (loss) earnings per unit	(0.32)	0.04	0.12	(0.10)	(0.26)
Other Data:
Distributions paid per unit	0.25	0.25	0.25	0.25	1.00

(1)                                  There is little comparability between 2003 data and prior years as a result of the RFS-CNL Transaction, including the application of purchase accounting and certain changes in operations, for example, the changes in hotel managers. Additionally, under the RMA, which became effective January 1, 2001, there is little comparability between the annual financial results for 2003, 2002 and 2001 versus prior years.

(2)                                  For the purpose of computing the ratio of earnings to fixed charges, earnings consist of net income plus fixed charges, plus the amortization of capitalized interest and less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, and amortization of loan costs. For the years ended December 31, 2003, 2002 and 2001, the ratio of earnings to fixed charges was less than 1:1 and earnings were insufficient to cover fixed charges by $17.0 million, $4.3 million and $14.8 million, respectively. The computation of the ratio of earnings to fixed charges is included as Exhibit 12.1 to this Form 10-K.

(3)                                  The supplemental ratio of earnings to fixed charges is computed the same as described in footnote (2) except that income from continuing operations is adjusted to add back the RFS-CNL Transaction costs of $20.6 million in 2003, debt extinguishments and swap termination costs of $10.1 million in 2002 and the Hilton lease termination expense, net of deferred income taxes in 2001. The computation of the supplemental ratio of earnings to fixed charges is included as Exhibit 12.1 to this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”  Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Operating Partnership’s actual results could differ materially from those set forth in the forward-looking statements.  Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, terrorism, extended U.S. Military combat operations, availability of capital from borrowings, continued availability of proceeds from operations or CNL, the ability of the Operating Partnership to obtain additional permanent financing on satisfactory terms, the ability of the Operating Partnership to continue to identify suitable investments, the ability of the Operating Partnership to continue to locate suitable managers and tenants for its properties and borrowers for its mortgage notes payable, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage notes payable.  Many of these factors are discussed in detail under “Business—Risk Factors” in this Form 10-K and should be carefully read. Except as required by the federal securities laws, the Operating Partnership disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in the Operating Partnership’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

General

RFS Partnership, L.P. (the “Operating Partnership”) is a Tennessee limited partnership which, at December 31, 2003, owned interests in 62 hotels with 9,399 rooms located in 26 states (collectively the “Hotels”). On July 10, 2003, RFS Hotel Investors, Inc. (“RFS”) and the Operating Partnership were acquired by subsidiaries of CNL Hospitality Properties, Inc. (“CNL”) for approximately $383 million in cash ($12.35 per share or limited partnership unit) (“RFS-CNL Transaction”), excluding the 1.0 million shares of RFS stock acquired by CNL prior to July 10, 2003.  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and as an indirect wholly owned subsidiary of CNL.

For the year ended December 31, 2003, the Operating Partnership generated revenue of $184.8 million and a net loss of $17.1 million. In 2003, the Operating Partnership received 47.5% of its revenue from full service hotels, 26.5% from extended stay hotels and 26.0% from limited service hotels. The Operating Partnership received 57% of its revenue in five states (California (30%), Texas (8%), Florida (7%), Michigan (6%) and Missouri (6%)).

The following summarizes additional information for the 62 hotels owned at December 31, 2003:

Franchise Affiliation	Hotel Properties	Rooms/Suites
Full Service Hotels:
Holiday Inn	5	954
Sheraton	3	659
Hilton	2	439
Sheraton Four Points	2	412
Wyndham	2	390
Independent	2	331
Hyatt Regency	1	242
Doubletree	1	221
Homewood Suites by Hilton	1	83
	19	3,731

Extended Stay Hotels:
Residence Inn by Marriott	15	2,201
TownePlace Suites by Marriott	3	285
	18	2,486

Limited Service Hotels:
Hampton Inn	17	2,113
Holiday Inn Express	5	637
Courtyard by Marriott	2	248
Comfort Inn	1	184
	25	3,182

Total	62	9,399

The following summarizes the number of hotels owned for the periods presented:

	2003	2002	2001

Hotels owned at beginning of year	57	58	60
Contribution of hotels from CNL	5
Sales of hotels		(1)	(2)

Hotels owned at end of year	62	57	58

Concurrent with the consummation of the RFS-CNL Transaction, CNL contributed five hotels to the Operating Partnership with net assets of approximately $131.6 million. The five hotels are a Residence Inn in Orlando, Florida, a Marriott Courtyard in Edison, New Jersey, a Hyatt Regency in Coral Gables, Florida, a Wyndham in Billerica, Massachusetts and a Wyndham in Denver, Colorado.  The two Wyndham properties are triple net lease properties, while the other three properties are leased to taxable REIT subsidiaries owned by CNL, but not owned by the Operating Partnership.

In connection with the acquisition of RFS, six non-strategic hotels were identified for sale and are carried at a cost of approximately $29.6 million.

At December 31, 2003, the Operating Partnership leased seven hotels to three third-party lessees and three hotels to taxable REIT subsidiaries owned by CNL, but not owned by the Operating Partnership. In October 2003, the Operating Partnership began terminating existing management agreements with Flagstone Hospitality Management LLC (“Flagstone”), which managed 50 of the 57 RFS properties prior to its acquisition, and franchise licenses for most of its portfolio of hotels, and entering into new management and franchise license agreements with internationally recognized hotel brand managers. At December 31, 2003, thirteen hotels are managed by Hilton Hotels Corporation (“Hilton”), ten hotels are managed by Marriott International (“Marriott”), 28 hotels are managed by Interstate Hotels and Resorts (“Interstate”), and eleven other hotels are managed by six other independent management companies.  On January 31, 2004, the management of five hotels was transferred from Interstate to Hilton (two hotels) and Marriott (three hotels).

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

For purposes of the following discussion, the “Company” shall be deemed to include RFS (prior to July 10, 2003), the Operating Partnership and their subsidiaries, as such discussions relate to events that occurred on or prior to December 31, 2003. In addition, for comparison purposes, the results of operations for the Pre-Merger Partnership (RFS and its wholly owned subsidiaries prior to July 10, 2003) and the Post-Merger Partnership (subsequent to July 10, 2003) should be combined to compare with the results of operations for the comparable period in 2002. The five hotels that were contributed to the Operating Partnership from CNL on July 11, 2003 had net lease revenue and FF&E reserve revenue of approximately $5.2 million and $0.8 million, respectively, from July 11 to December 31, 2003.  The FF&E reserve income is included in other income on the Consolidated Statements of Operations. Both the lease and FF&E reserve revenue are excluded from the following revenue discussion as it is not comparable.

Revenue decreased 3.9% for the year from $185.9 million to $178.8 million due primarily to a decline in revenue per available room at our 54 comparable hotels of 3.6%.  Although there have been recent positive travel trends in the fourth quarter of 2003 with revenue per available room increasing 3.6%, as reported by Smith Travel Research, business travel demand was weak for most of the year as a result of the sluggish economy coupled with the travel fears resulting from the continued military activity in Iraq and Severe Acute Respiratory Syndrome (“SARS”). The RFS-CNL Transaction also had its effect on the Company’s operations due to disruptions from employee turnover at key hotel level positions as well as the transition of management to new management companies. The Company’s revenues have also decreased due to substantial renovations at three hotels in the first two quarters of 2003: the Hotel Rex in San Francisco, CA, and the Residence Inns in Sacramento, California and Fishkill, New York.  These three hotels are excluded from the year to date comparable statistics.  These three hotels accounted for approximately 26% of the decline in revenue for the year.  Excluding these three hotels, revenue per available room declined 3.6% due to a decline in occupancy of 1.0 percentage points and a 2.3% decline in average daily rate. This compares to the industry’s performance with revenue per available room increasing 0.2% on an increase in occupancy of 0.1 percentage points and a 0.1% decrease in average daily rate, as reported by Smith Travel Research. Revenue per available room at the Company’s comparable hotels for the full service, extended stay and limited service hotel portfolios showed year over year decreases in revenue per available room of 4.9%, 3.9% and 1.8%, respectively.

The Company’s comparable northern California properties (excludes the Hotel Rex in San Francisco, California) experienced an average decline in revenue per available room of 9.2% for the year.  The Hotel Rex was closed for a majority of the first quarter while undergoing an earthquake retrofit and renovation.  At the Company’s four Silicon Valley hotels, revenue per available room decreased 10.5% for the year, which compares favorably to the decline in revenue per available room within the San Jose/Santa Cruz Metropolitan Service Area (“MSA”) of approximately 14.5%, as reported by Smith Travel Research. The decline in year over year revenue per available room in both the San Francisco/San Mateo MSA and the San Jose/Santa Cruz MSA in Silicon Valley was due to the continued downturn in the technology and telecommunications industries, a weak convention calendar and a lack of business travelers, both domestic and international. Excluding the six northern California properties as well as the non-comparable Residence Inns in Sacramento, CA and Fishkill, NY, revenue per available room declined approximately 2.3% for the year, which compares to the industry’s increase of 0.2% for the year, as reported by Smith Travel Research.

The Company hopes to benefit in the future from the continuing decline in new supply growth, which has been forecasted by Smith Travel Research, and combined with an economic turnaround, this decline may create increased lodging demand for the Company’s hotels. This may lead to growth in revenue per available room and net income.

The following shows hotel operating statistics for the 54 comparable hotels for the year. The hotels excluded in the comparison are the Residence Inns in Fishkill, New York and Sacramento, California, which were undergoing substantial renovations resulting in meaningful rooms out of service, and the Hotel Rex in San Francisco, California, which closed in November 2002 and did not fully reopen until June 2003 after undergoing an earthquake retrofit and renovation. In addition, the five hotels that were contributed by CNL to the Operating Partnership in 2003 are also excluded.

COMPARABLE HOTELS OPERATING STATISTICS

For The Year Ended December 31, 2003

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2003	Variance vs. 2002	2003	Variance vs. 2002		2003	Variance vs. 2002

Full Service	$92.69	(4.2)%	65.1%	(0.5	)pts	$60.34	(4.9)%
Extended Stay	87.85	(3.0)%	75.2%	(0.7	)pts	66.08	(3.9)%
Limited Service	70.25	0.6%	64.8%	(1.6	)pts	45.51	(1.8)%
Total	$83.11	(2.3)%	67.3%	(1.0	)pts	$55.96	(3.6)%

The Company’s comparable full service hotels experienced a year over year decrease in revenue per available room of 4.9%.  This decrease was caused by a decline in average daily rate of 4.2% and occupancy of 0.5 percentage points. The five comparable northern California hotels previously mentioned constitute a substantial portion of these decreases. Excluding the northern California properties, revenue per available room at the Company’s other full service hotels decreased 1.6% for the year.  The following five comparable full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room averaging 9.2% for the year ending December 31, 2003.

Hotel	Location	Variance vs. 2002

173-room Sheraton	Sunnyvale, CA	(9.7)%
235-room Beverly Heritage	Milpitas, CA	(17.1)%
229-room Sheraton	Milpitas, CA	(14.9)%
214-room Sheraton Four Points	Pleasanton, CA	0.1%
234-room Hilton	San Francisco, CA	(6.0)%

In Silicon Valley, where the Company has four full service hotels that experienced a decrease in revenue per available room of 10.5% for the year, the hotel guests are predominantly domestic and international business travelers. These hotels have been among the most adversely affected by the decrease in business travel due to the continued weakness in the technology and telecommunications industries, the threat of SARS on international travelers and the effects of the continued military activity in Iraq. Furthermore, there is little leisure demand for hotels in the Silicon Valley market that would mitigate the significant decrease in business travel.  However, the analysis of the four Silicon Valley properties does show that the hotels are performing better over the last three months of 2003 as compared to the full year.  Increases in business travel associated with an economic turnaround in the technology and communications industries may benefit the Company in growth of revenue per available room and net income.

Conversely, within San Francisco, occupancy at the Hilton Fisherman’s Wharf is driven predominantly by leisure travelers, with business travelers and groups making up the balance in room demand. In the past, San Francisco has been host to a large number of citywide conventions, but there have not been many such conventions in 2003, thus reducing the amount of business travelers into the San Francisco market.  Accordingly, the market remains depressed.  Demand varies widely in this market as evidence by the fact that throughout the year, revenue per available room increased 10.1% in January and 16.2% in February, but decreased 11.7% in March, 10.2% in April, 20.0% in May, 15.6% in June, 2.8% in July, 8.6% in August, increased 2.7% in September, then decreased 5.7% in October, 1.0% in November and 3.8% in December.

The Hotel Rex at Union Square was not open for most of the first quarter of 2003 due to the $1.5 million earthquake retrofit and renovation of the hotel that were not completed until June 2003.  The retrofit was required to be performed by early 2005 in order to comply with existing building codes.  Based on its location within San Francisco at Union Square, this hotel is more reliant on business travelers and citywide conventions, and the Company believes the Hotel Rex is well positioned to attract travelers.  The Company hopes that the recent renovations at this boutique hotel will increase revenue per available room, and ultimately net income. In fact, during the quarter ended September 30, 2003, the only full comparable quarter that the hotel was open subsequent to the retrofit and renovation, the Hotel Rex experienced an increase in revenue per available room of 8.4% driven by an increase in occupancy of 8.7 percentage points, but partially offset by a decrease in average daily rate of 5.2%. The 2003 fourth quarter is not comparable to the prior year as the hotel was closed for the majority of the fourth quarter in 2002.

The Company’s rebranding of its Hilton Hotel in Birmingham, Alabama, has so far been successful in generating increased revenue per available room.  The hotel, the only full service Hilton in the Birmingham market, which was converted from a Sheraton to a Hilton on January 1, 2003, has experienced increases in revenue per available room of 6.9% for the year, driven by increases in both occupancy of 0.7 percentage points and average daily rate of 5.6%.

The comparable extended stay hotels, which excludes the Residence Inns in Sacramento, California and Fishkill, New York in the year to date comparison that were undergoing substantial renovations, experienced a year over year decline in revenue per available room of 3.9% for the year.  Most of our extended stay hotels, with the exception of the 176-room Residence Inn in Orlando, Florida, are in markets that can best be categorized as “drive to” markets. These hotels are typically less affected by the current geo-political unrest, the continued military activity in Iraq, with revenue per available room declining 3.1% for the year. The Orlando Residence Inn experienced a decline in revenue per available room of nearly 8.2% in 2003 due primarily to its reliance on tourism, which has been impacted by the geo-political unrest and continued military activity. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott.  Revenue per available room is typically less volatile as these hotels benefit from longer duration stays that include the typically slower weekend days. The twelve comparable Residence Inns by Marriott experienced a decrease in revenue per available room of 3.8% in 2003, slightly better than the Company’s portfolio of extended stay hotels.

The Company’s limited service hotels experienced a decrease in revenue per available room of 1.8% in 2003, the best performance among the Company’s portfolio in terms of revenue per available room versus the prior year.  The Company believes this is attributable to cost conscious travelers, both business and leisure, who stayed at limited service hotels to save money during the economic downturn.  Seventeen of the Company’s twenty-five limited service hotels are Hampton Inns which the Company currently believes has the strongest rewards program among its limited service hotels and which experienced an increase in revenue per available room of 0.1% for the year.

Expenses

Total operating expenses increased $25.4 million to $178.9 million in 2003 versus $153.5 million in 2002 This increase is primarily attributable to non-recurring costs related to the RFS-CNL Transaction of approximately $20.6 million and increased depreciation of $2.6 million primarily attributable to the five hotels contributed by CNL to the Operating Partnership on July 11, 2003.  The non-recurring costs related to the RFS-CNL Transaction are comprised of severance of $11.6 million, amortization of $1.5 million related to the acceleration of unvested restricted stock, advisory fees of $4.5 million, additional management fees of $1.9 million and miscellaneous other costs of $1.1 million.  Operating margins (operating income as a percentage of total hotel revenue, excluding the $20.6 million of non-recurring acquisition costs and income from properties contributed by CNL of $3.6 million) decreased 1.2 points to 16.2% from 17.4% for the year, driven by the decrease in revenue of 3.9% during 2003 as well as escalated operational costs during the transition from RFS to CNL and the transition of new managers at some of our hotels.  Individual line items comprising hotel operating expenses are discussed below.

Hotel operating expenses for rooms, food and beverage and other operating departments increased 2.4% in 2003 to $47.5 million from $46.4 million; additionally, as a percentage of total hotel revenue, excluding revenue from properties contributed by CNL in 2003, hotel operating expenses increased to 26.6% in 2003 versus 25.0% in 2002. The increased percentage was caused primarily by the decline in revenue year over year in relationship to significant fixed costs as the decreases in occupancy continue to be less than the decrease in average daily rate, resulting in deteriorating margins as the costs to service hotel guests have not decreased as much as the room rental rates.

Property operating costs increased $2.1 million or 10.5% in 2003 due primarily to an increase in marketing and energy costs across most of the portfolio.  Marketing costs increased $1.2 million or 13.0% in 2003 as a result of the reclassification of certain brand marketing costs that were classified by the Company as franchise costs prior to the RFS-CNL Transaction. Energy costs have increased $0.6 million or 7.1% due to the well-publicized oil and gas price increases caused primarily by the continued military activity in Iraq and shortages in production in South America.  The Company also incurred approximately $0.2 million in costs associated with water damage at the Holiday Inn in Lafayette, Louisiana and a burst pipe at the Sheraton in Pleasanton, California.

Property taxes, insurance and other expenses increased $0.5 million or 4.1% in 2003, due primarily to real estate tax refunds of $0.4 million obtained in the third quarter of 2002 related to taxes paid on prior years at several of the Company’s California properties.  The remaining increase of $0.1 million is due to increased insurance costs as a result of the Company reducing its self-insurance level on its earthquake policies from $7.5 million to $5.0 million.

Franchise costs decreased $2.2 million or 14.5% in 2003 due to the new management and franchise license agreements entered into during the fourth quarter for most of the Company’s Marriott hotels.  Prior to the RFS-CNL Transaction, the Marriott hotel brands did not manage any of the Company’s hotels. Under the terms of the new agreements in which Marriott is managing some of the Company’s hotels, there are no franchise fees as Marriott is only collecting management fees. In addition, franchise costs decreased as a result of the reclassification of certain brand marketing costs that were classified by the Company as franchise costs prior to the RFS-CNL Transaction.

Maintenance and repair costs increased $1.0 million or 11.9% in 2003. This increase is associated with the costs incurred in connection with the renovations at the Hotel Rex and Residence Inns in Fishkill, NY and Sacramento, California, the completion of product improvement plans at seven of our Hampton Inns, the collapse of a canopy at the Hampton Inn in Denver, Colorado, a major pipe burst at the Sheraton in Pleasanton, California, and water damage at the Holiday Inns in Columbia, South Carolina and Lafayette, Louisiana.

Management fees have increased $2.6 million in 2003 mainly due to costs associated with the acquisition of the Company by CNL.  The Company was required to pay $1.9 million in additional management fees to Flagstone as a result of the acquisition of the Company by CNL.  The remainder of the increase of $0.7 million results from additional management fees from the new management and franchise license agreements entered into in the fourth quarter of 2003 with Marriott. In addition, there were redundant costs of approximately $0.3 million incurred during the fourth quarter of 2003 resulting from Flagstone winding down its operations.

Depreciation increased $2.6 million in 2003 due primarily to depreciation on the five properties contributed by CNL of $2.4 million. The remainder of the increase is attributable to the increase in the asset basis resulting from the application of purchase accounting.

Amortization of franchise fees and unearned compensation increased $0.8 million for the year due to accelerated amortization resulting from the immediate vesting of all restricted stock grants as a result of the RFS-CNL Transaction.

General and administrative expenses increased $16.8 million for the year due to costs associated with the RFS-CNL Transaction: severance of $11.6 million, advisory fees of $4.5 million and miscellaneous fees of $1.1 million.  These costs could not be accrued in purchase accounting as they were contractual obligations of RFS to its employees, advisor and other vendors for performance prior to and culminating with the RFS-CNL Transaction. This was offset by a decrease in compensation of approximately $1.1 million during the second half of the year as there are no employees of the Operating Partnership under CNL ownership.  CNL Hospitality Corp. and other CNL affiliates provide management, advisory and administrative services to the Operating Partnership.

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

Amortization on loan origination costs decreased $0.2 million for the year due to the write-off of issuance costs on the Company’s borrowings as a result of the RFS-CNL Transaction, which resulted in a $0.8 million year over year positive variance, offset by amortization of approximately $0.7 million related to issuance costs on the Company’s new financing issued in December, 2003. Issuance costs associated with the new financings were approximately $6.7 million, and will be amortized over three years.

Interest expense increased $0.8 million in 2003.  The increase in the weighted average borrowings of $35.4 million from $298.2 million to $333.6 million was offset by the decrease in the average interest rate on borrowings outstanding from 8.6% in 2002 to 7.9% in 2003.  The increase in weighted average borrowings resulted from the Company borrowing $35 million under the 2003 Mezzanine Loan, of which $30.0 million of the proceeds were distributed to CNL.  The decrease in the average interest rate results primarily from the Company borrowing $44.0 million under the Bridge Loan, at an approximate 4.0% interest rate, to repurchase $41.8 million of Senior Notes that were carrying a 9.75% interest rate.

Benefit from income taxes increased $2.9 million in 2003 due to the increase in losses in the taxable REIT subsidiaries.

Excluding the loss on sale of the Comfort Inn in Fort Mill, South Carolina of $3.8 million, income from discontinued operations decreased 16.4% to $1.8 million in 2003 from $2.2 million in 2002 due primarily to the sale of the Comfort Inn in November 2002.

The loss on sale of assets in 2003 relates to the sale of hotel vans and the gain in 2002 relates primarily to the gain on the sale of the Company’s interest in an unconsolidated partnership of approximately $1.0 million in the first quarter of 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

Revenue decreased 9.9% from $206.2 million to $185.9 million primarily due to the softness in business travel resulting from the lagging economy and the geo-political uncertainty. The continued impact from the economic recession, the geo-political uncertainty and the decline in corporate profits have forced corporations to reduce business travel which has a significant impact on lodging demand. Revenue per available room at our 56 comparable hotels (excludes the Hotel Rex in San Francisco, California which is currently closed for earthquake retrofit and renovation) declined 8.5% due to a 6.1% decline in average daily rate and a decline in occupancy of 1.7 percentage points. The decline in revenue per available room has improved incrementally each quarter of 2002 as compared to 2001 with revenue per available room declining 16.6% in the first quarter, 10.6% in the second quarter, 4.1% in the third quarter and 1.6% in the fourth quarter. Revenue per available room for the full service, extended stay and limited service hotel portfolios showed decreases in revenue per available room of 13.9%, 4.6% and 5.0%, respectively.

As reported by Smith Travel Research, for the year, the San Francisco/San Mateo Metropolitan Service Area (“MSA”) was the worst performing MSA of the top 25 markets in the United States in terms of the change in revenue per available room as compared to the prior year with a decline of approximately 17.4%. Furthermore, the San Jose/Santa Cruz MSA in Silicon Valley, which is not one of the top 25 markets as defined by Smith Travel, performed even worse with a change in revenue per available room of approximately 22.0%. The Operating Partnership’s five comparable northern California properties experienced an average decline in revenue per available room of 22.3%. In San Francisco, the Hilton Fisherman’s Wharf experienced a decline in revenue per available room of 9.3% for the year, while at our four Silicon Valley hotels, revenue per available room decreased 26.2% for the year. The continued deterioration in year over year revenue per available room in both MSA’s was due to the downturn in the technology and telecommunications industries, a weak convention calendar and a lack of business travelers, both domestic and international. Excluding the five comparable northern California properties, revenue per available room declined approximately 5.1%, which compares to the industry’s decline of 2.5%, as reported by Smith Travel Research.

The Operating Partnership hopes to benefit in the future from the expected decline in new supply growth as predicted by Smith Travel Research, which combined with an economic turnaround may create increased lodging demand for our hotels. This may lead to growth in revenue per available room, net income and dividends. The following shows hotel operating statistics for the 56 comparable hotels for the year ended December 31, 2002.

COMPARABLE HOTELS OPERATING STATISTICS

For The Year Ended December 31, 2002

	ADR		OCCUPANCY			Revenue Per Available Room
Hotel Type	2002	Variance vs. 2001	2002	Variance vs. 2001		2002	Variance vs. 2001

Full Service	$97.16	(11.6)%	65.4%	(1.7	)pts	$63.51	(13.9)%
Extended Stay	94.05	(2.6)%	76.9%	(1.6	)pts	72.31	(4.6)%
Limited Service	69.82	(2.3)%	66.4%	(1.9	)pts	46.34	(5.0)%
Total	$86.43	(6.1)%	68.9%	(1.7	)pts	$59.53	(8.5)%

The Operating Partnership’s full service hotels, which comprised approximately 45.7% of revenue, experienced an average decrease in revenue per available room of 13.9%. This decrease was caused by a year to date decrease in occupancy of 1.7 percentage points and an 11.6% decline in average daily rate. The five comparable northern California hotels previously mentioned make up a substantial portion of these decreases. Excluding the five northern California properties, revenue per available room at the Operating Partnership’s other full service hotels decreased approximately 5.8% for the year. The following six full service hotels located in Silicon Valley and San Francisco had decreases in revenue per available room for 2002 averaging approximately 22% (data for the Hotel Rex is through October 31, 2002 as it was closed in November, 2002 for the earthquake retrofit and renovation).

Hotel	Location	Variance vs. 2001

173-room Sheraton	Sunnyvale, CA	(23.3)%
235-room Beverly Heritage	Milpitas, CA	(41.8)%
229-room Sheraton	Milpitas, CA	(23.4)%
214-room Sheraton Four Points	Pleasanton, CA	(14.4)%
234-room Hilton	San Francisco, CA	(9.3)%
94-room Hotel Rex	San Francisco, CA	(22.9)%

In Silicon Valley, where the Operating Partnership has four full service hotels, the hotel guests are predominantly domestic and international business travelers. These hotels have been hit the hardest of all hotels in the Operating Partnership’s portfolio because of the lack of business travel. Furthermore, there is little leisure demand for hotels in the Silicon Valley market that would temper the significant drop-off in business travel.

Conversely, within San Francisco, the Hilton Fisherman’s Wharf is driven predominantly by leisure demand, with business travelers and groups making up the balance in room demand. Accordingly, this hotel experienced the smallest decline in revenue per available room among all of the Operating Partnership’s northern California hotels in terms of revenue per available room, as seen above.

The Hotel Rex at Union Square has shown less improvement in 2002 than the Hilton Fisherman’s Wharf. Because of its location within San Francisco at Union Square, this hotel is more reliant on business travelers and citywide conventions and so it has performed worse than the Hilton Fisherman’s Wharf. As such, the Operating Partnership decided to accelerate the timing of its $1.5 million earthquake retrofit and renovation and closed the hotel in November, 2002. Originally, the Operating Partnership anticipated performing this renovation in late 2003. The work is required to be performed by early 2005 in order to comply with existing building codes. The Hotel Rex was completely closed from November 2002 to February 2003. The full hotel renovation and retrofit was not completed until June 2003. The re-opening will coincide with the re-opening of the Moscone Center, where the Convention and Visitors Bureau has begun booking large events into the Center in May 2003. The Operating Partnership believes that accelerating the renovation to this slow period has enabled it to decrease the Operating Partnership’s renovation and retrofit costs as the lost revenue that will occur due to the hotel’s closure is at typically the hotel’s slowest period. Also, the Operating Partnership believes it has been able to aggressively negotiate the terms of the retrofit since the Operating Partnership feels the costs to complete this type of work will rise as the deadline nears and demand for retrofit work increases.

The extended stay hotels, which comprised approximately 27.9% of revenue, experienced a decline in revenue per available room of 4.6%. In 2002 this market segment performed the best in terms of revenue per available room versus the prior year. Fourteen of the eighteen extended stay properties are Residence Inns by Marriott, which experienced a decrease in revenue per available room of 5.0%. The Operating Partnership believes that Residence Inns by Marriott is the extended stay brand of choice for consumers as these hotels benefit from longer duration stays that include the typically slower weekend days. Similarly most of the extended stay portfolio, with the exception of the 176-room Residence Inn in Orlando, are in markets that can best be categorized as drive to markets. These hotels have been less affected by the events of the slowing economy and the geo-political uncertainty with revenue per available room declining 4.2%. The Orlando Residence Inn has experienced a decline in revenue per available room of 12.7%.

The limited service hotels, which comprised approximately 26.4% of revenue, experienced a decrease in revenue per available room of 5.0%. Seventeen of the twenty-six limited service hotels are Hampton Inns, which experienced a decline in revenue per available room of 3.3%. System-wide revenue per available room at Hampton Inns increased 0.4% for the year, which was the only Hilton brand to show an improvement in revenue per available room from 2001. During the fourth quarter of 2002 and early 2003, the Operating Partnership completed product improvement plans on sixteen Hampton Inns in our portfolio, which should well position these hotels to better compete for existing business as well as the potential rebound in the hotel industry. Five of the limited service hotels are Holiday Inn Express’, which experienced a decline in revenue per available room of 9.4% for the year.

Expenses

Total operating expenses decreased $70.2 million due primarily to the lease termination expense of $65.5 million in 2001. Excluding lease termination expense, total operating expenses decreased $4.7 million or 3.0% and operating margins (operating income as a percentage of total hotel revenue) decreased 5.8 points to 17.4% from 23.2%, driven by the decrease in revenue of 9.7%. Individual line items comprising hotel operating expenses are discussed below.

Hotel operating expenses for rooms, food and beverage and other operating departments decreased 5.8% to $46.4 million from $49.3 million; however, as a percentage of total hotel revenue, hotel operating expenses increased to 25.0% in 2002 versus 23.9% in 2001. As occupancy has decreased only slightly, the hotels must incur costs to service these rooms and since this occupancy is now booked at reduced room rates over the prior year, the operating margins continue to deteriorate. Cost reductions that were implemented in 2001 and which continued in 2002 have not fully offset the loss in revenue.

Property operating costs, which includes complimentary guest services, marketing, energy, operating leases, and other operating costs, decreased $0.4 million or 2.0% due primarily to a decrease in energy costs of $0.4 million or 4.4%. Energy costs have decreased across the portfolio with a substantial portion of the decrease coming from our California properties. Energy costs at the ten California properties decreased $0.2 million or 6.2% for the year. Energy costs in California were higher in the first half of 2001 due to the well-publicized energy crisis in that state.

Property taxes, insurance and other expenses decreased $0.2 million or 1.8% driven primarily by a decrease in real estate taxes of approximately $0.9 million resulting from reduced assessments through appeals made by the Operating Partnership and assessor adjustments reflecting the lagging hotel industry. Offsetting the decrease in real estate taxes of $0.9 million are increases in earthquake and property insurance of $0.5 million. Insurance costs continue to rise as a result of rate hardening in the market, modifications of insurance coverage to include terrorist activities and other changes in insurance pricing out of the Operating Partnership’s control. The increase is not due to a deterioration of claims experience or an increase in the value of insured losses, which have been stable.

Franchise costs decreased $0.5 million or 3.4% due to the decrease in occupied rooms of 55,298 rooms or 2.6%.

Maintenance and repair costs decreased $0.1 million or 1.1% due to the decreased occupancy.

Management fees have decreased $0.8 million or 14.7% due primarily to the decrease in revenues. Management fees have remained flat at 2.5% to 2.7% of total hotel revenue in 2002 and 2001.

Depreciation increased to $27.7 million from $27.3 million. The Operating Partnership expected depreciation to increase and level off after the substantial capital expenditures made in prior years.

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

General and administrative expenses have decreased $0.1 million or 0.7% due primarily to austerity programs implemented in the second and third quarters of 2001 at both the hotels and corporate headquarters aimed at reducing these expenses.

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

Earnings (losses) from discontinued operations decreased $4.5 million from income of $2.8 million in 2001 to a loss of $1.7 million in 2002. The loss is due solely to the loss recognized on the sale of the Fort Mill hotel of $3.8 million

The 2002 gain on sale of assets relates to the sale of an interest in an unconsolidated partnership of $0.9 million. The 2001 gain relates to the sale of the Comfort Inn in Farmington Hills, Michigan.

Liquidity and Capital Resources

The Operating Partnership’s principal source of liquidity to meet its cash requirements, including distributions to CNL and repayments of indebtedness, is its cash flow. For the year ended December 31, 2003 and 2002, respectively, cash flow provided by operating activities was $2.9 million and $36.5 million. The decrease in cash flow provided by operating activities was due primarily to non-recurring costs related to the RFS-CNL Transaction of approximately $20.6 million and the net cash outflows from accounts receivable and accounts payable of approximately $14.6 million, due primarily to cash flow requirements associated with the transition to the new management companies.  The Operating Partnership believes that cash provided by operating activities will meet its liquidity needs. If cash provided by operating activities is insufficient to cover the Operating Partnership’s liquidity needs, the Operating Partnership expects to fund these other liquidity needs via contributions from CNL or possibly accessing the debt capital markets as market conditions permit. The Operating Partnership does not have a facility in place for short-term borrowings.  If CNL were unable to fund the Operating Partnership on short notice, the Operating Partnership may have to seek alternative financing, some of which could negatively impact net income.  At December 31, 2003, the Operating Partnership had $19.4 million of cash and cash equivalents.

In connection with the RFS-CNL Transaction, the Operating Partnership entered into a $320 million Credit Agreement with Bank of America dated July 10, 2003 (“Bridge Loan”).  On July 10, 2003, as part of the RFS-CNL Transaction, the Line of Credit was terminated and replaced with the Bridge Loan, of which only $101.0 million was drawn by the Operating Partnership to help fund the merger. During the third quarter of 2003, the Operating Partnership borrowed $88.0 million under the Bridge Loan to repurchase $41.8 million of Senior Notes ($42.2 million book value) and to make a distribution of $44.0 million to CNL.  On September 29, 2003, CNL contributed approximately $78.0 million to the Operating Partnership to fund a majority of the repayment of $88.0 million under the Bridge Loan.  The Operating Partnership refinanced the Bridge Loan with the issuance of a $130.0 million, long-term Commercial Mortgage Backed Security facility on December 4, 2003 (“2003 CMBS”).  A portion of the proceeds from issuance of the 2003 CMBS were used to repay in full the outstanding balance under the Bridge Loan of approximately $101.0 million.

On December 4, 2003, a new wholly owned subsidiary of the Operating Partnership, Rose SPE 1, L.P. issued the 2003 CMBS.  The 2003 CMBS is collateralized by 26 hotels with a net book value of approximately $297.3 million at December 31, 2003. The 2003 CMBS has a variable interest rate of thirty-day LIBOR plus 189 basis points.  The interest rate was approximately 3.0% at December 31, 2003. The 2003 CMBS matures in December, 2006.  Monthly payments of approximately $0.9 million include interest charges, reserves for the replacement of equipment, and reserves for real estate taxes and insurance. There are no regular monthly principal payments. The 2003 CMBS contain provisions restricting the sale of collateral, and is prepayable subject to various prepayment penalties, yield maintenance, or defeasance obligations.

On December 23, 2003, Rose SPE 1, L.P. issued an additional $35.0 million long-term facility (“2003 Mezzanine Loan”). The 2003 Mezzanine Loan is also collateralized by the 26 2003 CMBS hotels. The 2003 Mezzanine Loan has a variable interest rate of thirty-day LIBOR plus 465 basis points with a floor rate of 6.65%.  The interest rate was approximately 6.65% at December 31, 2003 since the adjusted LIBOR rate was only 5.8% at December 31, 2003. The 2003 CMBS matures in December, 2006.  Interest only payments of approximately $0.2 million are made on a monthly basis. A portion of the proceeds from issuance of the 2003 Mezzanine Loan was used to make a $30.0 million distribution to CNL.

The 2003 CMBS and the 2003 Mezzanine Loan contain primarily one restrictive financial covenant, which stipulates that consolidated Partners’ Capital will not be less than the sum of $150.0 million plus the cost basis of the 26 hotels comprising the Collateral Pool, minus $165.0 million (representing the sum of the 2003 CMBS and the 2003 Mezzanine Loan borrowings).  At December 31, 2003, this base value was $287.7 million as compared to Partners’ Capital of approximately $503.1 million. At December 31, 2003, the Operating Partnership was in compliance with all financial covenants under the 2003 CMBS and 2003 Mezzanine Loan.

During 2003, the Operating Partnership paid approximately $15.5 million to affiliates of CNL in connection with reimbursements for acquisition costs related to the RFS-CNL Transaction.

From January 1 to July 10, 2003, the interest rate on the Line of Credit was 250 basis points above LIBOR. The Line of Credit was collateralized by first priority mortgages on 24 hotels that restricted the transfer, pledge or other hypothecation of the hotels.  The Line of Credit contained various covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. On July 10, 2003, the outstanding balance under the Line of Credit of $35.5 million was repaid and the Line of Credit was terminated in connection with the RFS-CNL Transaction.  At July 10, 2003, the Operating Partnership was in violation of certain financial covenants under the Line of Credit.  The covenant violations have no impact on the Operating Partnership because the Line of Credit was terminated in connection with the RFS-CNL Transaction. All debt issuance costs pertaining to the Pre-Merger Partnership of approximately $7.1 million were expensed under purchase accounting guidelines.

On February 26, 2002, the Operating Partnership sold $125 million of Senior Notes. The Senior Notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year. The Senior Notes are unsecured obligations of the Operating Partnership and are guaranteed by certain of its subsidiaries. The Senior Notes contain covenants that could, among other things, restrict the Operating Partnership’s ability to borrow money, pay distributions to CNL, make investments, and sell assets or enter into mergers and consolidations. The Operating Partnership was in compliance with these covenants at December 31, 2003. During the first quarter of 2003, the Operating Partnership borrowed approximately $3.8 million under the Line of Credit to retire $3.8 million of Senior Notes. As a result of the redemption of the $3.8 million Senior Notes, the Operating Partnership expensed $122 thousand in unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.   During the third quarter of 2003, the Operating Partnership borrowed $88.0 million to repurchase $41.8 million of Senior Notes ($42.2 million book value) and to make a distribution of $44.0 million to CNL.

The Operating Partnership’s other borrowings are nonrecourse to the Operating Partnership and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At December 31, 2003 and 2002, approximately 59% and 98% of the Operating Partnership’s debt is fixed at an average interest rate of 8.6% and 8.7%, respectively.

The following details the Operating Partnership’s debt outstanding at December 31, 2003 (dollar amounts in thousands):

					Collateral
	Balance	Interest Rate		Maturity	# of Hotels	Net Book Value at December 31, 2003
	(Note A)
2003 CMBS	$130,000	LIBOR + 189bp	Variable	December 2006	26	$297,318
2003 Mezzanine	35,000	LIBOR + 465bp (B)	Variable	December 2006	Note B	Note B
Senior Notes	81,674	9.75%	Fixed	March 2012	—	—
Mortgage	90,566	7.83%	Fixed	December 2008	10	123,648
Mortgage	17,935	8.22%	Fixed	November 2007	1	17,115
Mortgage	50,853	8.00%	Fixed	August 2010	8	107,655
	$406,028					$545,736

Note A – In applying purchase accounting to the Operating Partnership’s debt instruments, each facility was adjusted to its fair value. Fair value is calculated based on discounted cash flows using a discount rate equal to the Operating Partnership’s new borrowing rate. Except for the 2003 CMBS and the 2003 Mezzanine Loan, these values include a “step-up” to the fair market value. This step-up is accreted over the term of the facility as a reduction of interest expense.

Note B – The minimum interest rate on the 2003 Mezzanine Loan is 6.65%, including the spread on LIBOR of 465 basis points. Also, the 26 hotels collateralizing the 2003 CMBS also serve as collateral on the 2003 Mezzanine Loan.

The following table represents our contractual cash obligations and the future potential commitments, and the related payment periods and estimated payment periods as of December 31, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Fair Value Total

Mortgages and other notes payable	$2,888	$171,585	$102,187	$124,374	$401,034

In addition to the above principal payment of debt obligations as of December 31, 2003, the Operating Partnership has a cash deposit of $3.0 million, held in escrow, that serves as collateral on the worker’s compensation plan for the former hotel employees of Flagstone. This cash deposit is included on the Consolidated Balance Sheet in Restricted Cash. This deposit is required by the insurance carrier to be maintained until the outstanding claims under the plan have developed and there are adequate reserves to cover the claims.  There have been no withdrawals made from the escrow deposit. The Operating Partnership is also committed to make future payments under various operating leases that are not significant.

The Operating Partnership’s borrowings contain various covenants including the maintenance of a minimum net worth, minimum fixed charge coverage ratios, restricted payment limitations, and total indebtedness and liability limitations. Violation of certain of these covenants could potentially trigger penalties, including cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain hotels and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. The Operating Partnership was in compliance with these covenants at December 31, 2003. A summary of the most restrictive covenants, along with the Operating Partnership’s corresponding value for each covenant, at December 31, 2003, are as follows:

Covenant Test	Covenant	Value

Fixed charge coverage ratio must be equal to or greater than 2.00:1.00	2.00	2.30
Secured debt must be not greater than 45% of total assets	45.0%	34.1%
Minimum net worth must be not less than the adjusted base worth	$287.7 million	$503.1 million
Restricted payments must be not greater than the restricted payments basket	$201.2 million	$129.6 million

Certain significant credit statistics at December 31, 2003 and 2002 are as follows:

Credit Statistic	December 31, 2003	December 31, 2002

Weighted average maturity of fixed rate debt	6.3 years	7.6 years
Ratio of fixed interest rate debt to total debt	59%	98%
Ratio of debt to investment in hotel properties, at cost	47%	37%

During the year ended December 31, 2003, the Operating Partnership spent approximately $11.3 million of capital improvements to its hotels versus an initial plan of $12.2 million. A substantial portion of the 2003 expenditures focused on projects at ten of the Operating Partnership’s hotels: 1) the earthquake retrofit and renovation at the Hotel Rex in San Francisco, CA; 2) the conversion of the Birmingham hotel to a Hilton from a Sheraton; 3) the completion of product improvement plans at six of the Hampton Inns; and 4) the renovation of the Residence Inns in Fishkill, NY and Sacramento, CA. As a result of the RFS-CNL Transaction, the respective hotel franchisors have issued product improvement plans on most of the Operating Partnership’s hotels and require that the Operating Partnership complete these product improvement plans over the next several years. The Operating Partnership expects the total cost of these product improvement plans will be approximately $40 million.  The Operating Partnership expects to fund these improvements out of cash generated from operations. The Operating Partnership expects to spend approximately $17.7 million dollars on capital improvements in 2004, which includes amounts required under the product improvement plans planned for 2004.

The Operating Partnership expects to be able to meet its short-term working capital, capital expenditure and debt service requirements through cash and restricted cash balances on hand at December 31, 2003, cash flow from operations or from contributions from CNL. As market conditions permit, the Operating Partnership may, from time to time, access the debt capital markets as a source of additional liquidity. Over the longer term, the Operating Partnership’s ability to generate sufficient cash flow from operations to make scheduled payments on its debt obligations will depend on its future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of the Operating Partnership’s control. If the Operating Partnership does not generate sufficient cash flow from operations to satisfy its debt obligations, the Operating Partnership may have to undertake alternative financing plans. The Operating Partnership cannot assume that completion of any such alternative financing plans will be possible. The Operating Partnership’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms would have an adverse effect on its business, financial condition and results of operations.

The Operating Partnership in the future may seek to increase further the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments. The Operating Partnership has no restrictions in its Agreement of Limited Partnership on the amount of indebtedness the Operating Partnership may incur.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily so the impact of higher inflation often can be passed onto customers. However, competitive pressures may limit the ability of the lessees and management companies to raise room rates to offset rising costs.

Critical Accounting Policies and Estimates

The Operating Partnership’s consolidated financial statements include accounts of the Operating Partnership and all consolidated subsidiaries. The discussion and analysis of the financial condition and results of operations is based upon the Operating Partnership’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures.  The estimates are based on judgment and historical experience, and are believed to be reasonable based on current circumstances.  The Operating Partnership evaluates these estimates and assumptions on an on-going basis.

While the Operating Partnership does not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates under different assumptions or conditions. The Operating Partnership’s significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data”). The following represent certain critical accounting policies that require the use of business judgment or significant estimates to be made:

•                  Allowance for doubtful accounts receivable. The Operating Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers or tenants to make required payments. The Operating Partnership monitors on a regular basis its outstanding receivables and actively seeks to collect all overdue balances by sending overdue notices to customers and tenants, speaking with customers and tenants, and seeks collection through the use of an agency or a court of law. If the Operating Partnership believes that a portion of a receivable or an entire receivable will not be collected, the Operating Partnership will provide an allowance for doubtful accounts against that receivable for the estimate of the uncollectible amount. If the financial condition of the Operating Partnership’s customers were to deteriorate, resulting in an impairment of the customers’ ability to make payments, additional allowances may be required.

•                  Depreciation and amortization expense. The Operating Partnership evaluates its estimates regarding the useful lives of the Operating Partnership’s assets and on the method used to calculate depreciation and amortization.  The life of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, and estimated holding periods. The Operating Partnership believes its estimates are reasonable; however, a change in the estimated lives of the assets or the method of depreciation could affect depreciation and amortization expense and net income or the gain or loss on the sale of any of the assets.

•                  Determination of fair value of long-lived assets.  The Operating Partnership reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The Operating Partnership determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the hotel, with the carrying cost of the individual hotel. Although to date, no impairment has occurred, such an impairment would result in a reduction in the carrying value of the impaired hotel and an expense to the Operating Partnership for the amount of the impairment write-down. In estimating future undiscounted cash flows, the Operating Partnership must use historical cash flows, the expected growth rate of revenue and expenses, the effect of capital expenditures, remaining useful life of the hotel, holding periods, and future market and economic conditions. Variability of these and other assumptions could result in a difference in the estimated undiscounted future cash flows.

•                  Valuation of deferred tax assets.  The Operating Partnership accounts for federal and state income taxes with respect to its TRS subsidiaries using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In the event that these assumptions change the deferred taxes may change.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The valuation allowance is based on the Operating Partnership’s estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should the Operating Partnership determine it would not be likely to realize in full the deferred tax asset in the future, the Operating Partnership would record a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized. Such adjustment to the deferred tax asset would decrease income in the period such determination was made.

In estimating future taxable income, management must estimate future income using historical data, the expected growth rate of revenues and expenses, the effect of capital expenditures, and future market and economic conditions.  Variability of these and other assumptions could result in an inability to recover the carrying value of the deferred tax assets.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FASB 149”).  FASB 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Operating Partnership adopted FAS 149 in the year ended December 31, 2003, and it did not have a material impact on the Operating Partnership’s results of operations.

In May 2003, the FASB issued FASB Statement No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”).  FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FASB 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity.  FASB 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value.  Effective October 29, 2003, the FASB deferred implementation of FASB 150, as it applies to minority interests of finite lived Partnerships.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities”.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.  Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004.  The Operating Partnership has no unconsolidated variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The Operating Partnership’s primary market risk exposure is to changes in interest rate as a result of its variable interest rate, long-term debt. At December 31, 2003, the Operating Partnership had outstanding total indebtedness of approximately $406.0 million. The Operating Partnership’s interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Operating Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and derivative financial instruments such as interest rate swaps or caps, to effectively lock the interest rate on a portion of its variable debt or to limit the maximum interest rate to be paid on an instrument.

The Operating Partnership purchased two interest rate caps that limit the LIBOR portion of the floating interest rates on the 2003 CMBS and the 2003 Mezzanine Loan to 5.0%, before the spread of 189 basis points and 465 basis points, respectively. The Operating Partnership paid a $1.5 million premium to enter into these agreements. At December 31, 2003, the Operating Partnership has net unrealized holding losses related to these two interest rate cap agreements of $0.4 million, which is included in other comprehensive income.

The Operating Partnership has not entered into any derivative or interest rate transactions for speculative purposes, nor does the Operating Partnership anticipate doing so in the future. Approximately 59% of the Operating Partnership’s outstanding debt was subject to fixed rates with a weighted average interest rate of 8.6% at December 31, 2003. The Operating Partnership regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. The Operating Partnership’s operating results have historically been affected by changes in interest rates primarily as a result of its variable interest rate borrowings. If interest rates increased by 25 basis points, interest expense would have increased by approximately $173 thousand for the year ended December 31, 2003, respectively, based on balances outstanding during the year.

The following table provides information about the Operating Partnership’s instruments that have been sensitive to changes in interest rates. For debt obligations outstanding at December 31, 2003, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2003. The fair value of the Operating Partnership’s fixed rate debt at December 31, 2003, indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Operating Partnership at December 31, 2003. As part of purchase accounting, the debt was recorded at its fair value, which was approximately $5.8 million higher than its carrying value on the date of acquisition.  The rate assumed in the fair value calculation of fixed rate debt, excluding the Senior Notes, is equal to 7.00%. The fair value calculation of the Senior Notes is management’s estimate based on recent trade activity in the Operating Partnership’s Senior Notes and the recent repurchase of the Senior Notes.

Expected Principal Cash Flows

Liabilities	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value Total
	(in thousands)
Long-Term Debt:
Fixed Rate (Note A)	$2,888	$3,161	$3,424	$19,662	$82,525	$124,374	$236,034	$236,965
Average Interest Rate	8.6%	8.6%	8.6%	8.6%	8.6%	8.6%

Variable Rate	—	—	$165,000	—	—	—	$165,000	$165,000
Average Interest Rate			3.78%

The table incorporates only those exposures that exist as of December 31, 2003 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Operating Partnership’s ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and the Operating Partnership’s strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Operating Partnership’s financing requirements.

Item 8. Financial Statements and Supplementary Data

Incorporated herein beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Quarterly Evaluation.  Management carried out an evaluation as of December 31, 2003 of the effectiveness of the design and operation of the Operating Partnership’s “disclosure controls and procedures,” which management refers to as the Operating Partnership’s disclosure controls.  This evaluation was done under the supervision and with the participation of management, including the Operating Partnership’s Principal Executive Officer and Principal Financial Officer.  Rules adopted by the Commission require that management present the conclusions of the Principal Executive Officer and Principal Financial Officer about the effectiveness of the Operating Partnership’s disclosure controls as of the end of the period covered by this annual report.

Principal Executive Officer and Principal Financial Officer Certifications.  Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are Certifications of the Operating Partnership’s Principal Executive Officer and Principal Financial Officer.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications.  This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Operating Partnership’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Operating Partnership’s management, including the Operating Partnership’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Operating Partnership’s Principal Executive Officer and Principal Financial Officer, and effected by CNL’s Board of Directors, the Operating Partnership’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Operating Partnership’s receipts and expenditures are being made only in accordance with authorizations of our management and CNL’s Board; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership’s assets that could have a material adverse effect on the Operating Partnership’s financial statements.

Limitations on the Effectiveness of Controls.  Management, including the Operating Partnership’s Principal Executive Officer and Principal Financial Officer, do not expect that the Operating Partnership’s disclosure controls and procedures or the Operating Partnership’s internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.  Based upon the evaluation, the Operating Partnership’s Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2003 and subject to the limitations noted above, the Operating Partnership’s disclosure controls and procedures were effective to ensure that material information relating to the Operating Partnership and the Operating Partnership’s consolidated subsidiaries is made known to management, including the Operating Partnership’s Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended December 31, 2003, there were no significant changes in the Operating Partnership’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control for financial reporting.

PART III

Item 10. Directors and Executive Officers

The General Partner of the Operating Partnership is CNL Rose GP Corp. (the “General Partner”).  The directors of the General Partner are Thomas J. Hutchison III, James M. Seneff, Jr. and Robert A. Bourne. Each director is subject to election on an annual basis.

The table below sets forth the names, ages and positions of the General Partner’s directors and officers.

Name	Age	Position
Thomas J. Hutchison III	62	Director, Chairman of the Board and Chief Executive Officer
John A. Griswold	54	President
Robert A. Bourne	56	Director and Treasurer
James M. Seneff, Jr.	57	Director
C. Brian Strickland	41	Executive Vice President
Charles A. Muller	45	Executive Vice President
Tammie A. Quinlan	41	Senior Vice President
Barry A.N. Bloom	39	Senior Vice President
Paul H. Williams	39	Senior Vice President
Lynn E. Rose	55	Secretary

Set forth below is a brief description of the business experience during at least the past five years of each of the persons named above.

Thomas J. Hutchison III serves as the Director, Chairman of the Board and Chief Executive Officer of the General Partner.  He also serves as Chief Executive Officer of CNL Hospitality Properties, Inc., as co-Chief Executive Officer and a director of CNL Hospitality Corp., and as President of CNL Hotel Investors, Inc., a real estate investment trust majority owned by CNL Hospitality Properties, Inc.  From June 2002 through March 17, 2003, Mr. Hutchison served as President of CNL Hospitality Properties, Inc. and of CNL Hospitality Corp.  From 2000 to June 2002, Mr. Hutchison served as Executive Vice President of CNL Hospitality Properties, Inc. and of CNL Hospitality Corp., and from 2000 to July 2002, he served as Executive Vice President of CNL Hotel Investors, Inc.  In addition, Mr. Hutchison serves as President and Chief Operating Officer of CNL Real Estate Group, Inc., which is the parent company of CNL Hospitality Corp. and CNL Retirement Corp.  He also serves as the President and Chief Operating Officer of CNL Realty & Development Corp.  In addition, Mr. Hutchison serves as President and Chief Executive Officer of CNL Retirement Properties, Inc. and as a director, President and Chief Executive Officer of CNL Retirement Corp., its advisor.  Mr. Hutchison also serves as a director, Chairman and Chief Executive Officer of EMTG, LLC.  EMTG, LLC publishes the Mobil Travel Guide, a publication which features information about domestic hotels, resorts, restaurants, sites and attractions.  From 2000 to June 2002, Mr. Hutchison served as Executive Vice President of CNL Retirement Properties, Inc. and CNL Retirement Corp.  Mr. Hutchison joined CNL Financial Group, Inc. in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries.  He currently serves on the board of directors of Restore Orlando, a nonprofit community volunteer organization.  Prior to joining CNL, Mr. Hutchison was president and owner of numerous real estate services and development companies.  From 1995 to 2000, he was chairman and chief executive officer of Atlantic Realty Services, Inc. and TJH Development Corporation.  Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures.  From 1990 to 1991, Mr. Hutchison was the court-appointed president and chief executive officer of General Development Corporation, a real estate community development company, where he assumed the day-to-day management of the $2.6 billion NYSE-listed company entering reorganization. From 1986 to 1990, he was the chairman and chief executive officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects.  From 1978 to 1986, Mr. Hutchison was the president and chief executive officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock’s nine service divisions.  In this capacity, he managed an average of $350 million of new development per year for over nine years.  Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties.  Mr. Hutchison was educated at Purdue University and the University of Maryland Business School.

John A. Griswold serves as the President of the General Partner.  He has over 30 years of experience in the hospitality industry.  Mr. Griswold also serves as President and Chief Operating Officer of CNL Hospitality Properties, Inc. and as a director, President and Chief Operating Officer of CNL Hospitality Corp.  From January 1999 to February 2003, Mr. Griswold served as one of CNL Hospitality Properties, Inc.’s directors.  From 1985 to March 2003, Mr. Griswold served as president of Tishman Hotel Corporation, an operating unit of Tishman Realty & Construction Co., Inc., founded in 1898.  Tishman Hotel Corporation is a hotel developer, owner and operator, and has provided such services for more than 85 hotels, totaling more than 30,000 rooms.  From 1981 to 1985, Mr. Griswold served as general manager of the Buena Vista Palace Hotel in The Walt Disney World Village.  From 1978 to 1981, he served as vice president and general manager of the Homestead Resort, a luxury condominium resort in Glen Arbor, Michigan.  In addition, Mr. Griswold served as an operations manager for The Walt Disney Company from 1971 to 1978.  He was responsible for operational, financial and future planning for multi-unit dining facilities in Walt Disney World Village and Lake Buena Vista Country Club.  He is a member of the board of directors of the Florida Hotel & Lodging Association, chairman elect of Orlando/Orange County Convention & Visitors Bureau, Inc. and chairman of the First Orlando Foundation.  Mr. Griswold received a B.S. from the School of Hotel Administration at Cornell University in Ithaca, New York.

Robert A. Bourne serves as a Director and Treasurer of the General Partner.  He also serves as a Director, Vice Chairman of the Board and Treasurer of CNL Hospitality Properties, Inc. and of CNL Hospitality Corp., and director and Treasurer of CNL Hotel Investors, Inc., a real estate investment trust majority owned by CNL Hospitality Properties, Inc.  Mr. Bourne served as President of CNL Hospitality Properties, Inc. and of CNL Hospitality Corp. from 1997 to June 2002, and served as President of CNL Hotel Investors, Inc. from 1999 to July 2002.  Mr. Bourne is also the President and Treasurer of CNL Financial Group, Inc.; a director, Vice Chairman of the Board and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a director, Vice Chairman of the Board and Treasurer of CNL Retirement Corp., its advisor.  Mr. Bourne served as President of CNL Retirement Properties, Inc. and CNL Retirement Corp. from 1998 and 1997, respectively, to June 2002.  Mr. Bourne also serves as a director of CNLBank.  He serves as a director and Vice Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange.  Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999, of CNL Restaurant Properties, Inc., a public, unlisted real estate investment trust.  Mr. Bourne also serves as a director, President and Treasurer for various affiliates of CNL Financial Group, Inc., including CNL Investment Company, CNL Securities Corp., and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans.  As President of CNL Financial Group, Inc., Mr. Bourne has overseen CNL’s real estate and capital markets activities including the investment of over $3 billion in equity and the financing, acquisition, construction and leasing of restaurants, office buildings, apartment complexes, hotels, retirement properties and other real estate.  Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975.  Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

James M. Seneff, Jr. serves as a Director of the General Partner.  He also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc. Mr. Seneff served as Chief Executive Officer since inception through February 13, 2003 and he served as co-Chief Executive Officer from February 14, 2003 through May 1, 2003 of CNL Hospitality Properties, Inc.  Mr. Seneff serves as a director, Chairman of the Board and co-Chief Executive Officer of CNL Hospitality Corp. and CNL Hotel Investors, Inc.  Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. and its subsidiaries since CNL’s formation in 1973.  CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Hospitality Corp., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp.  Mr. Seneff also serves as a director and Chairman of the Board of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Retirement Corp., its advisor.  Since 1992, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange.  In addition, he has served as a director and Chairman of the Board since inception in 1994, served as Chief Executive Officer from 1994 through August 1999 and co-Chief Executive Officer from December 2000 through September 2003 of CNL Restaurant Properties, Inc., a public, unlisted real estate investment trust.  Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment adviser for pension plans, since 1990.  Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank.  Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds.  The Florida Board of Administration is Florida’s principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds.  Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

                C. Brian Strickland serves as an Executive Vice President of the General Partner.  He also serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Corp., CNL Hotel Development Company and CNL Hotel Investors, Inc.  Mr. Strickland supervises the companies’ financial reporting, financial control and accounting functions as well as forecasting, budgeting and cash management activities.  He is also responsible for regulatory compliance, equity and debt financing activities and insurance for the companies.  Mr. Strickland joined CNL Hospitality Corp. in April 1998 with an extensive accounting background.  Prior to joining CNL, he served as vice president of taxation with Patriot American Hospitality, Inc., where he was responsible for implementation of tax planning strategies on corporate mergers and acquisitions and where he performed or assisted in strategic processes in the REIT industry.  From 1989 to 1997, Mr. Strickland served as a director of tax and asset management for Wyndham Hotels & Resorts where he was integrally involved in structuring acquisitive transactions, including the consolidation and initial public offering of Wyndham Hotel Corporation and its subsequent merger with Patriot American Hospitality, Inc.  In his capacity as director of asset management, he was instrumental in the development and opening of a hotel and casino in San Juan, Puerto Rico.  Prior to 1989, Mr. Strickland was senior tax accountant for Trammell Crow Company where he provided tax consulting services to regional developmental offices.  From 1986 to 1988, Mr. Strickland was tax accountant for Ernst & Whinney where he was a member of the real estate practice group.  Mr. Strickland is a certified public accountant and holds a bachelor’s degree in Accounting.

                Charles A. Muller serves as an Executive Vice President of the General Partner.  He also serves as an Executive Vice President of CNL Hospitality Properties, Inc. Mr. Muller joined CNL Hospitality Corp. in October 1996 and is primarily responsible for overseeing the investor relations functions and related activities of CNL Hospitality Properties, Inc.  From October 1996 through November 2003, Mr. Muller served as Chief Operating Officer of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. and was primarily responsible for the planning and implementation of the interest in hotel industry investments, including acquisitions, development, project analysis and due diligence.  Mr. Muller currently serves as Executive Vice President of CNL Hospitality Corp., CNL Hotel Development Company and CNL Hotel Investors, Inc.  Mr. Muller joined CNL following more than 15 years of broad-based hotel industry experience with firms such as Tishman Hotel Corporation, Wyndham Hotels & Resorts, PKF Consulting and AIRCOA Hospitality Services.  Mr. Muller’s background includes responsibility for market review and valuation efforts, property acquisitions and development, capital improvement planning, hotel operations and project management for renovations and new construction.  Mr. Muller served on the former Market, Finance and Investment Analysis Committee of the American Hotel & Lodging Association, currently serves on the Urban Land Institute — Hotel Development Council, and is a founding member of the

Lodging Industry Investment Council.  He holds a bachelor’s degree in Hotel Administration from Cornell University.

                Tammie A. Quinlan serves as a Senior Vice President of the General Partner. She also serves as Senior Vice President of Corporate Finance and Treasury of CNL Hospitality Properties, Inc.  Ms. Quinlan joined CNL Hospitality Corp. in August 1999 and is responsible for all accounting and financial reporting requirements, and corporate finance functions. Prior to CNL, Ms. Quinlan was employed by KPMG LLP from 1987 to 1999, most recently as a senior manager, performing services for a variety of clients in the real estate, hospitality, and financial services industries. During her tenure at KPMG LLP, Ms. Quinlan assisted several clients through their initial public offerings, secondary offerings, securitizations and complex business and accounting issues. Ms. Quinlan is a certified public accountant and holds a B.S. in accounting and finance from the University of Central Florida.

                Barry A.N. Bloom serves as a Senior Vice President of the General Partner. He also serves as Senior Vice President of CNL Hospitality Properties, Inc. and of CNL Hospitality Corp. Mr. Bloom joined CNL Hospitality Corp. in May 2003 and he is responsible for the oversight of select hotel assets as well as directing efforts in management and franchise agreement administration, real estate ownership issues, hotel technology and integrating acquisitions into its existing portfolio management systems.  Immediately prior to joining CNL Hospitality Corp., Mr. Bloom served as Vice President — Investment Management for Hyatt Development Corporation for three years.  At Hyatt, he was responsible for providing ownership discipline and oversight for over 50 hotels and provided direction and decision making for capital expenditures and real estate issues.  Prior to serving as Vice President of Hyatt, Mr. Bloom was a Vice President at Tishman Hotel Corporation where he spent over 10 years in a variety of capacities including investment banking, asset management and property management.  Prior to joining Tishman, he worked for VMS Realty Partners and Pannell Kerr Forster. Mr. Bloom holds an MBA from the Johnson School at Cornell University and a bachelor’s degree from the School of Hotel Administration at Cornell University.

                Paul Williams serves as a Senior Vice President of the General Partner. He also serves as Senior Vice President of CNL Hospitality Properties, Inc. and Senior Vice President of Corporate Strategy and Capital Markets of CNL Hospitality Corp.  Mr. Williams joined CNL Hospitality Corp. in July 2003 and is responsible for developing corporate strategy, implementing financial plans and executing acquisitions.  Mr. Williams has over 17 years of experience in the areas of investment banking, finance and accounting, including mergers and acquisitions and capital markets.  Prior to joining CNL Hospitality Corp., Mr. Williams served six years as a Principal in Mergers and Acquisitions and Real Estate Investment Banking with Banc of America Securities LLC.  In doing so, he executed a variety of corporate and asset transactions specializing in the identification and execution of mergers, acquisitions, sales and financings for real estate investment trusts and real estate opportunity funds.  In addition, Mr. Williams spent 10 years with public accounting firms Price Waterhouse and Deloitte & Touche.  Mr. Williams holds a bachelor’s degree in accounting from the University of Florida.

                Lynn E. Rose serves as Secretary of the General Partner.  She also serves as Secretary of CNL Hospitality Properties, Inc. and its subsidiaries and as Secretary of CNL Hospitality Corp. Ms. Rose served as Treasurer of CNL Hospitality Properties, Inc. from 1996 through September 2001 and as Treasurer and a director of CNL Hospitality Corp. from 1997 through June 2001.  In addition, Ms. Rose serves as Secretary of CNL Hotel Investors, Inc., and served as Treasurer from 1999 through June 2001.  Ms. Rose is Secretary of CNL Retirement Properties, Inc. and serves as Secretary of its subsidiaries.  Ms. Rose served as Treasurer of CNL Retirement Properties, Inc. from 1998 through August 2001.  In addition, she serves as Secretary of CNL Retirement Corp., its advisor, and served as Treasurer and a director from 1997 through June 2001.  Ms. Rose served as Secretary of CNL Restaurant Properties, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999.  Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. since 1987, its Controller from 1987 to 1993 and its Chief Financial Officer from 1993 to present.  She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds other offices in the subsidiaries as appropriate in the circumstances.  In addition, she serves as Secretary for approximately 75 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries.  Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994.  Ms. Rose oversees the tax compliance for over 500 corporations, partnerships and joint ventures, and the accounting and financial reporting for CNL Holdings, Inc. and its subsidiaries.  Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants.  Ms. Rose holds a B.A. in Sociology from the University of Central Florida.  She was licensed as a certified public accountant in 1979.

Audit Committee and Audit Committee Financial Expert

                The Operating Partnership does not have a standing audit committee.

Codes of Business Conduct and Ethics

                The Operating Partnership had a Code of Business Conduct and Ethics that applied to all of its employees. In addition, the Operating Partnership had a Code of Ethics for its Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer which was supplemented by the Code of Business Conduct and Ethics. These Codes were terminated in connection with the RFS-CNL Transaction. Subsequent to the RFS-CNL Transaction, CNL Hospitality Properties, Inc., the ultimate corporate parent of the Operating Partnership, adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.  The code of ethics, which is entitled “Code of Business Conduct” is available on CNL’s Internet website http://www.cnlonline.com.

Item 11. Executive Compensation

No annual or long-term compensation was paid by the Operating Partnership to any executive officers of the General Partner for services rendered in all capacities to the Operating Partnership following the consummation of the RFS-CNL Transaction.  In addition, none of the executive officers received an annual salary or bonus from the Operating Partnership following the consummation of the RFS-CNL Transaction.  The executive officers of the General Partner are also employees and executive officers of CNL Hospitality Corp. or its affiliates and receive compensation from CNL Financial Group, Inc. and its affiliates in part for services provided to us. See “Item 13- Certain Relationships and Related Transactions” for a description of the fees payable and expenses reimbursed to the CNL Hospitality Corp. and its affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

                The number of units outstanding was 31,941,852 as of March 30, 2004 (99.9% of which were held by CNL Rose Acquisition Corp. and 0.1% were held by CNL Rose GP Corp.). The Operating Partnership has not issued any securities under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

                The officers of the General Partner hold similar positions with CNL and its affiliates. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with the acquisition, development, management and sale of the Operating Partnership’s assets. During 2003, the Operating Partnership paid approximately $15.5 million to affiliates of

CNL in connection with reimbursements for acquisition costs incurred by CNL related to the RFS-CNL Transaction.

                Affiliates of CNL provide various administrative services to the Operating Partnership, including services related to accounting; financial, tax and regulatory compliance reporting; due diligence and marketing; and investor relations, on a day to day basis. The Operating Partnership incurred costs of approximately $30 thousand for these services.

                Included in other assets on the Operating Partnership’s Consolidated Balance Sheets are amounts due from CNL and its affiliates of approximately $0.5 million for settlement of various operational items for the year ended December 31, 2003. These amounts are repaid in the ordinary course of business.

Item 14. Principal Accountant Fees and Services

	Fiscal Year	Fiscal Year
	2003	2002

Audit Fees (a)	$170,000	$163,000
Audit-Related Fees (b)	112,000	105,000
Tax Fees (c)	279,000	105,000
Other Fees (d)	58,000	114,000
Total Fees	$619,000	$382,000

(a) The Audit Fees represent the aggregate fees billed for professional services rendered by PricewaterhouseCoopers, LLP for the audits of the Operating Partnership’s annual financial statements and quarterly reviews of the financial statements contained in the Operating Partnership’s Forms l0-Q for the years ended December 31, 2003 and 2002.

(b) The Audit-Related Fees represent the fees billed for assurance and related services by PricewaterhouseCoopers, LLP that are reasonably related to the performance of the audit or review of our financial statements. These fees do not include fees reported under “Audit Fees”.  The fees paid in 2003 are for the audit of the Operating Partnership as of July 10, 2003 in connection with the RFS-CNL Transaction.

(c) Tax Fees represent the aggregate fees billed for professional services rendered by PricewaterhouseCoopers, LLP for tax compliance, tax advice, and tax planning. In 2003, the Operating Partnership paid $232,000 for compliance fees related to the 2003 annual tax returns and quarterly asset tests and $47,000 for advice pertaining to the RFS-CNL Transaction. The 2002 tax fees relate entirely to compliance work related to the completion and review of annual tax returns and quarterly asset tests.

(d) Other Fees represent the aggregate fees billed for products and services provided by PricewaterhouseCoopers, LLP, other than the services reported under Audit Fees, Audit-Related Fees and Tax Fees.  The primary component of other fees for 2003 is costs associated with the 2003 and 2002 audits of the Company’s sole joint venture, Wharf Associates. The primary component of other fees for 2002 is costs associated with the Company’s issuance of the Senior Notes.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

1.               Consolidated Financial Statements

2.               Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

All other schedules are omitted since the required information is not applicable or is presented in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K. The Operating Partnership made no filings on Form 8-K during the quarter ended December 31, 2003.

(c) Exhibits

2.1

Agreement by and among CNL Hospitality Properties, Inc., CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P., dated May 8, 2003  (previously filed as Exhibit 2.1 to the Operating Partnership’s current report on Form 8-K filed May 9, 2003 and incorporated herein by reference.)

2.2

Amendment to Merger Agreement, dated May 27, 2003, among the Company, CNL Rose Acquisition Corp., RFS Hotel Investors, Inc., CNL Rose Acquisition OP, LP and RFS Partnership, L.P. (previously filed as Exhibit 2.2 to Post-Effective Amendment No. Two to CNL Hospitality Properties, Inc. ‘s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

2.3

RFS Acquisition Agreement, dated as of July 10, 2003, by and among CNL Hospitality Partners, LP, CNL Hotel RI-Orlando, Ltd., CNL Hotel CY-Edison, LP, RFS Partnership, L.P. and CNL Rose Acquisition Corp. (previously filed as Exhibit 2.1 to the Operating Partnership’s current report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

3.1	Certificate of Limited Partnership of RFS Partnership, L.P., filed with the State of Tennessee on August 3, 1993 (filed herewith.)

3.2	Amendment to the Certificate of Limited Partnership of RFS Partnership, L.P., filed with the State of Tennessee on June 27, 1997 (filed herewith.)

3.3

Amendment to the Certificate of Limited Partnership of RFS Partnership, L.P., dated July 10, 2003 (previously filed as Exhibit 3.17 to Post-Effective Amendment No. Two to CNL Hospitality Properties, Inc.’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

3.4

Sixth Amended and Restated Agreement of Limited Partnership of RFS Partnership, L.P. dated July 10, 2003 (previously filed as Exhibit 3.2 to the Operating Partnership’s current report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

4.1

Indenture, dated February 26, 2002, among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc. and U.S. Bank National Association (previously filed as Exhibit 4.1 to the Operating Partnership’s Form S-4 Registration Statement filed March 15, 2002, and incorporated herein by reference.)

4.2	Supplemental Indenture, dated as of July 10, 2003, among CNL Rose Acquisition Corp. RFS Partnership, L.P., RFS 2002 Financing, Inc. and U.S. Bank National Association (filed herewith.)

4.3

Form of Global Note evidencing the 9.75% Series B Senior Notes due 2012 of RFS Partnership, L.P. and RFS 2002 Financing, Inc. (previously filed as Exhibit A to Exhibit 4.1 to the Operating Partnership’s form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference.)

4.4

Form of Guaranty by RFS Hotel Investors, Inc. and RFS Leasing VII, Inc. (previously filed as Exhibit A to Exhibit 4.1 to the Operating Partnership’s Form S-4 Registration Statement filed March 15, 2002, and incorporated herein by reference.)

4.5

Registration Rights Agreement dated February 26, 2002 among RFS Partnership, L.P., RFS 2002 Financing, Inc., RFS Leasing VII, Inc., RFS Hotel Investors, Inc., Credit Suisse First Boston Corporation and Banc of America Securities LLC (previously filed as Exhibit 4.4 to the Operating Partnership’s Form S-4 Registration Statement dated March 15, 2002, and incorporated herein by reference.)

10.1	Form of Percentage Lease with TRS Lessees (previously filed as Exhibit 10.1 to the Operating Partnership’s current report on Form 8-K dated January 16, 2001 and incorporated herein by reference).

10.2	Form of Management Agreement with Flagstone (previously filed as Exhibit 10.2 to the Operating Partnership’s current report Form 8-K dated January 16, 2001 and incorporated herein by reference).

10.3

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2000 LLC (as borrower), a wholly-owned subsidiary of RFS Hotel Investors, Inc. (previously filed as Exhibit 10.19 to the Operating Partnership’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.4

Loan Agreement dated August 9, 2000 by and between Bank of America, N.A. (as lender) and RFS SPE 2 2000, LLC (as borrower), a wholly-owned subsidiary of RFS Hotel Investors, Inc. (previously filed as Exhibit 10.20 to the Operating Partnership’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.5

Sixth Amended and Restated Revolving Credit Agreement dated October 31, 2002 (previously filed as Exhibit 10.1 to the Operating Partnership’s current Report on Form 8-K dated January 13, 2003 and incorporated herein by reference).

10.6

Credit Agreement dated as of July 10, 2003 among RFS Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), CNL Hospitality Properties, Inc. (as parent to the borrowers), Bank of America, N.A. (as Administrative Agent) and the lenders named therein (previously filed as Exhibit 10.68 to Post-Effective Amendment No. Two to CNL Hospitality Properties, Inc.’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

10.7

$320,000,000 Note between RFS Partnership, L.P. and RFS Financing Partnership, L.P. (as borrowers), and Banc of America Bridge LLC (as lender), dated as of July 10, 2003  (previously filed as Exhibit 10.69 to Post-Effective Amendment No. Two to CNL Hospitality Properties, Inc.’s Registration Statement on Form S-11 filed July 14, 2003 and incorporated herein by reference.)

10.8

Continuing Guaranty Agreement, dated as of July 10, 2003 among CNL Hospitality Properties, Inc., CNL Rose GP Corp., and CNL Rose Acquisition Corp., in favor of Bank of America, N.A. (previously filed as Exhibit 10.3 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.9

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS TRS Holdings, Inc.) (previously filed as Exhibit 10.4 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.10

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose Acquisition Corp. and Bank of America, N.A. (relating to limited partner interests in RFS Partnership, L.P.) (previously filed as Exhibit 10.5 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.11

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose Acquisition Corp.) (previously filed as Exhibit 10.6 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.12

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Rose GP Corp. and Bank of America, N.A. (relating to general partner interest in RFS Partnership, L.P.) (previously filed as Exhibit 10.7 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.13

Security and Pledge Agreement, dated as of July 10, 2003 between CNL Hospitality Properties, Inc. and Bank of America, N.A. (relating to common stock of CNL Rose GP Corp.) (previously filed as Exhibit 10.8 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.14

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in Ridge Lake, L.P.) (previously filed as Exhibit 10.9 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.15

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of RFS 2002 Financing, Inc.) (previously filed as Exhibit 10.10 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.16

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interest in RFS Financing 2002, L.L.C.) (previously filed as Exhibit 10.11 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.17

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited partner interest in RFS Financing Partnership, L.P.) (previously filed as Exhibit 10.12 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.18

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to common stock of Ridge Lake General Partner, Inc.) (previously filed as Exhibit 10.13 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.19

Security and Pledge Agreement, dated as of July 10, 2003 between RFS Partnership, L.P. and Bank of America, N.A. (relating to limited liability company interests in Ridge Lake, L.L.C.) (previously filed as Exhibit 10.14 to the Operating Partnership’s Current Report on Form 8-K filed July 25, 2003 and incorporated herein by reference.)

10.20

Commercial Mortgage Backed Security Facility, dated December 4, 2003, by and between Bank of America, N.A. (as lender) and Rose SPE 1, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (filed herewith.)

10.21

Mezzanine Loan Agreement, dated December 23, 2003, by and between Fleet National Bank (as lender) and Rose Mezzanine SPE, L.P. (as borrower), a wholly-owned subsidiary of RFS Partnership, L.P. (filed herewith.)

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges of RFS Partnership, L.P. (filed herewith.)

21.1	List of Subsidiaries of the Registrant (filed herewith.)

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith.)

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith.)

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFS PARTNERSHIP, L.P.

By: CNL ROSE GP CORP., its general partner
March 30, 2004	/s/ Thomas J. Hutchison
Date	Thomas J. Hutchison
Title: Chief Executive Officer (Principal Executive Officer)

By: CNL ROSE GP CORP., its general partner
March 30, 2004	/s/ C. Brian Strickland
Date	C. Brian Strickland
Title: Executive Vice President (Authorized Signatory and Principal Financial and Accounting Officer)

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

of CNL Hospitality Properties, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of partners’ capital and of cash flows present fairly, in all material respects, the financial position of RFS Partnership, L.P. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the period from July 11 to December 31, 2003, the period from January 1 to July 10, 2003, and for each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on July 10, 2003 RFS Partnership, L.P. was acquired by subsidiaries of CNL Hospitality Properties, Inc.

/s/ PRICEWATERHOUSECOOPERS, LLP

Orlando, Florida
March 12, 2004

RFS PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Post-Merger Partnership	Pre-Merger Partnership
	December 31, 2003	December 31, 2002

ASSETS
Investment in hotel properties, net	$816,656	$593,289
Real estate held for sale	29,550
Cash and cash equivalents	19,396	1,938
Restricted cash	17,253	4,383
Accounts receivable	8,215	4,698
Deferred expenses, net	6,085	8,805
Other assets	5,768	3,712
Deferred income taxes	25,826	25,830

Total assets	$928,749	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$19,617	$24,202
Borrowings on Line of Credit		6,950
Mortgage notes payable	324,354	159,279
Senior notes payable	81,674	125,000
Total liabilities	425,645	315,431
Commitments and contingencies
Redeemable limited partnership units at redemption value, 2,459 units at December 31, 2002		26,702
Partners’ Capital:
Other comprehensive income (loss)	(418)
General partnership units, 31,942 units and 28,467 units at December 31, 2003 and December 31, 2002, respectively	503,522	300,522
Total partners’ capital	503,104	300,522

Total liabilities and partners’ capital	$928,749	$642,655

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per unit data)

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Dec. 31, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Dec. 31, 2002	Jan. 1 to Dec. 31, 2001
Revenue:
Rooms	$71,464	$78,234	$156,670	$173,562
Food and beverage	8,487	8,971	17,452	17,695
Other operating departments	3,041	2,820	6,175	8,661
Lease revenue, net	9,096	1,519	5,229	5,782
Other	946	214	411	573
Total hotel revenue	93,034	91,758	185,937	206,273
Expenses:
Rooms	16,078	16,391	31,914	33,738
Food and beverage	6,226	6,499	12,793	13,533
Other operating departments	1,549	792	1,724	1,997
Property operating costs	11,054	11,179	20,115	20,531
Property taxes, insurance and other	6,161	5,983	11,670	11,882
Franchise costs	5,250	7,573	15,001	15,530
Maintenance and repair	4,558	5,238	8,754	8,855
Management fees	2,588	4,582	4,552	5,338
Depreciation	15,553	14,805	27,743	27,321
Lease termination				65,489
Amortization of franchise fees and unearned compensation		2,028	1,247	1,384
General and administrative	8,785	26,008	18,027	18,161
Total operating expenses	77,802	101,078	153,540	223,759
Operating income (loss)	15,232	(9,320)	32,397	(17,486)
Debt extinguishments and swap termination costs			10,122
Amortization of loan origination costs	651	804	1,617	1,354
Interest expense	12,345	13,889	25,484	24,688
Income (loss) from continuing operations before minority interest and income taxes	2,236	(24,013)	(4,826)	(43,528)
Minority interest	(10)
Benefit from income taxes	1,321	1,546	1,096	24,714
Income (loss) from continuing operations	3,547	(22,467)	(3,730)	(18,814)
Earnings (losses) from discontinued operations	1,222	607	(1,652)	2,801
Gain (loss) on sale of assets		(9)	950	1,127
Net income (loss)	4,769	(21,869)	(4,432)	(14,886)
Gain (loss) on redemption of preferred units			(1,890)	5,141
Preferred unit dividends			(1,562)	(3,125)
Net income (loss) applicable to unitholders	$4,769	$(21,869)	$(7,884)	$(12,870)
Net income (loss) allocated to general partnership units	$4,769	$(20,077)	$(7,240)	$(11,713)
Net loss allocated to limited partnership units		$(1,792)	$(644)	$(1,157)
Earnings (loss) per unit data:
Basic earnings (loss) per unit from continuing operations	$0.11	(0.72)	$(0.20)	$(0.57)
Discontinued operations	0.04	0.02	(0.06)	0.10
Basic earnings (loss) per unit	$0.15	$(0.70	$(0.26)	$(0.47)
Diluted earnings (loss) per unit from continuing operations	$0.11	$(0.72)	$(0.20)	$(0.57)
Discontinued operations	0.04	0.02	(0.06)	0.10
Diluted earnings (loss) per unit	$0.15	$(0.70)	$(0.26)	$(0.47)
Weighted average units outstanding—basic and diluted	31,942	31,271	29,905	27,520

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Dec. 31, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Dec. 31, 2002	Jan. 1 to Dec. 31, 2001

Net income (loss)	$4,769	$(21,869)	$(4,432)	$(14,886)
Reclassification adjustment for losses included in earnings			3,220
Unrealized holding loss on interest rate swaps or caps	(418)			(3,220)

Comprehensive income (loss)	$4,351	$(21,869)	$(1,212)	$(18,106)

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per unit data)

	Post-Merger Partnership	Pre-Merger Partnership

Balance, December 31, 2000		$349,667
Issuance of general partnership units		4,661
Redemption of Series A Preferred units, including $5,141 gain on redemption		(13,000)
Series B Preferred Unit issuance costs		(1,040)
Distributions to general partnership units ($1.255 per unit)		(30,661)
Distributions to redeemable limited partnership units ($1.255 per unit)		(3,135)
Distributions preferred units ($0.385 per Series A Preferred unit and $12.50 per Series B Preferred unit)		(3,481)
Allocation from redeemable limited partnership units		5,481
Contribution from general partner related to amortization of stock-based compensation		1,329
Unrealized holding loss on interest rate swaps		(3,220)
Net loss		(14,886)

Balance, December 31, 2001		$291,715
Issuance of general partnership units		39,646
Loss on redemption of Series B Preferred units, net of $1,040 in issuance costs		(850)
Distributions to general partnership units ($1.00 per unit)		(27,018)
Distributions to redeemable limited partnership units ($1.00 per unit)		(2,592)
Distributions preferred units ($6.25 per Series B Preferred unit)		(1,562)
Allocation from redeemable limited partnership units		1,278
Contribution from general partner related to amortization of stock-based compensation		1,117
Reclassification of holding loss on interest rate swaps into earnings		3,220
Net loss		(4,432)

Balance, December 31, 2002		$300,522
Issuance of general partnership units		12,817
Contributions		(9)
Distributions to general partnership units ($0.25 per unit)		(7,129)
Distributions to redeemable limited partnership units ($0.25 per unit)		(606)
Allocation to redeemable limited partnership units		(3,609)
Contribution from general partner related to amortization of stock-based compensation		1,957
Net loss		(21,869)

Balance, July 10, 2003		$282,074
Contribution from CNL to acquire the Operating Partnership	$363,160
Contributions from parent company	209,593
Distributions to parent company ($2.57 per unit)	(74,000)
Unrealized holding loss on interest rate caps	(418)
Net income	4,769

Balance, December 31, 2003	$503,104

The accompanying notes are an integral part of these consolidated financial statements.

RFS PARNTERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Dec. 31, 2003	Jan. 1 to July 10, 2003	Jan. 1 to Dec. 31, 2002	Jan. 1 to Dec. 31, 2001
	(in thousands )
Cash flows from operating activities:
Net income (loss)	$4,769	$(21,869)	$(4,432)	$(14,886)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	16,204	18,675	32,944	32,343
(Gain) loss on sale of assets		9	2,890	(1,127)
Write-off of deferred expenses		349	1,361
Changes in assets and liabilities:
Accounts receivable	(2,773)	(744)	835	7,508
Other assets	2,106	(5,279)	(499)	5,432
Deferred income taxes	(1,321)	(1,546)	(1,096)	(24,734)
Accounts payable and accrued expenses	(3,589)	(2,122)	4,523	5,930
Net cash provided (used) by operating activities	15,396	(12,527)	36,526	10,466

Cash flows from investing activities:
Investment in hotel properties	(1,262)	(10,035)	(14,576)	(18,013)
Cash returned (paid) for franchise fees		107	(172)	(65)
Restricted cash	(8,184)	(1,686)	2,434	(1,888)
Proceeds from sale of assets		6	4,175	11,324
Net cash used by investing activities	(9,446)	(11,608)	(8,139)	(8,642)

Cash flows from financing activities:
Contributions from parent company	77,950
Distributions to parent company	(74,000)
Reimbursement of acquisition costs to CNL	(15,503)
Net proceeds (payments) on line of credit		28,550	(74,238)	30,914
Net payments on bridge loan	(101,000)
Proceeds from issuance of (payments to retire) Senior Notes	(42,188)	(3,780)	125,000
Proceeds from issuance of 2003 CMBS and 2003 Mezzanine Loan	165,000
Payments on mortgage notes payable	(1,536)	(1,578)	(60,668)	(7,210)
Redemption of preferred units			(25,850)	(13,000)
Distributions to unitholders		(7,735)	(31,304)	(37,277)
Issuance of general partnership units, net of $300 issuance costs in 2002		12,408	39,653	4,479
Issuance of preferred units, net of $1,000 issuance costs				23,960
Loan fees paid	(889)	(56)	(4,777)	(1,636)
Net cash provided (used) by financing activities	7,834	27,809	(32,184)	230
Net increase (decrease) in cash and cash equivalents	13,784	3,674	(3,797)	2,054
Cash and cash equivalents at beginning of period	5,612	1,938	5,735	3,681

Cash and cash equivalents at end of period	$19,396	$5,612	$1,938	$5,735

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,145	$14,280	$22,059	$24,403

Supplemental disclosure of non-cash activities: See Note 15 to the consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF RFS PARTNERSHIP, L.P.

Note 1. Organization

RFS Partnership, L.P. (the “Operating Partnership”) is a Tennessee limited partnership which, at December 31, 2003, owned interests in 62 hotels with 9,399 rooms located in 26 states (collectively the “Hotels”). On July 10, 2003, RFS Hotel Investors, Inc. (“RFS”) and the Operating Partnership were acquired by subsidiaries of CNL Hospitality Properties, Inc. (“CNL”) for approximately $383 million in cash ($12.35 per share or limited partnership unit) (“RFS-CNL Transaction”), excluding the 1.0 million shares of RFS stock acquired by CNL prior to July 10, 2003.  Upon consummation of this transaction, RFS was merged with and into a subsidiary of CNL and RFS ceased to exist as a separate corporate entity.  Further, upon consummation of this transaction, a subsidiary of CNL was merged with and into the Operating Partnership and the Operating Partnership continues to exist as a separate entity and as an indirect wholly owned subsidiary of CNL.  Prior to the closing of this transaction the common stock of RFS was publicly traded on the New York Stock Exchange under the symbol “RFS.”  The common stock of RFS has since been removed from listing on the New York Stock Exchange.  RFS filed a Form 15 on July 14, 2003, terminating its filing requirements with the Securities and Exchange Commission (“SEC”).  On August 14, 2003, the Operating Partnership filed with the SEC a Form 15, terminating the Operating Partnership’s obligation to file reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although the filing of the Form 15 terminates the Operating Partnership’s obligation to file reports under the Exchange Act, the Operating Partnership is filing this Annual Report on Form 10-K, in accordance with its obligation to do so set forth in that certain indenture, by and among the Operating Partnership, RFS 2002 Financing, Inc., CNL Rose Acquisition Corp., RFS Leasing VII, Inc. and U.S. Bank, N.A., dated as of February 26, 2002.

Concurrent with the consummation of the RFS-CNL Transaction, CNL contributed five hotels to the Operating Partnership with net assets of approximately $131.6 million. The five hotels are a Residence Inn in Orlando, Florida, a Marriott Courtyard in Edison, New Jersey, a Hyatt Regency in Coral Gables, Florida, a Wyndham in Billerica, Massachusetts and a Wyndham in Denver, Colorado.  The two Wyndham properties are triple net lease properties, while the other three properties are leased to taxable REIT subsidiaries owned by CNL, but not owned by the Operating Partnership.

The Operating Partnership leases 52 of its 62 hotels to wholly owned taxable REIT subsidiary (“TRS”) entities and contracts with third-party hotel management companies to operate these hotels.  Hotel operating revenues and expenses for these hotels are included in the consolidated results of operations.  At December 31, 2003, the Operating Partnership leased seven hotels to three third-party lessees and three hotels to taxable REIT subsidiaries owned by CNL, but not owned by the Operating Partnership. Rental income from operating leases is included in the consolidated results of operations for these hotels.

Note 2. Basis of Presentation

SAB Topic 5-J states that a purchase transaction that results in an entity becoming substantially wholly owned establishes a new basis of accounting, commonly referred to as “push down accounting.”  Push down accounting is required when greater than 95% of the entity is acquired.  Accordingly, such new basis should be recorded in the financial statements of the acquired company, in this case the Operating Partnership. The application of push down accounting represents the termination of the old accounting entity and the creation of a new one.  As such, the Operating Partnership’s Consolidated Statements of Operations and Cash Flows present the Operating Partnership’s results prior to the merger, referred to as the Pre-Merger. For all disclosures in these notes to the consolidated financial statements, unless specified, the disclosures apply to both the Pre-Merger Partnership and the Post-Merger Partnership.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of the Operating Partnership and each of its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates.  The Operating Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Fair Value of Financial Instruments.  The Operating Partnership’s financial instruments include rents receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of these financial instruments, except for the mortgage loans payable are not materially different from their carrying or contract values. The carrying values of the Operating Partnership’s borrowings are estimated to be above fair value by approximately $0.9 million due to changes in comparable interest rates.

Investment in Hotel Properties.  Hotel properties are recorded at historical cost and are depreciated using the straight-line method over estimated useful lives of 40 years for buildings and improvements and three to seven years for furniture and equipment. Repairs and maintenance costs are charged to expense as incurred. When the hotels or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected as income or expense.

Impairment of Long-Lived Assets. Long-lived assets are tested for recoverability at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability.  An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.  If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis.

Cash and Cash Equivalents.  The Operating Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash accounts maintained on behalf of the Operating Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Operating Partnership has not experienced any losses in such accounts. Management believes the Operating Partnership is not exposed to any significant credit risk on cash and cash equivalents.

Certain amounts of cash are restricted for real estate taxes, insurance premiums, maintenance and replacement of furniture, fixtures, and equipment at the Operating Partnership’s various hotel Properties.  These amounts have been separately classified as restricted cash in the accompanying consolidated balance sheets.

Deferred Expenses.  Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

Earnings Per Unit.  Basic earnings per unit is calculated based upon the weighted average number of units outstanding during each year, and diluted earnings per unit is calculated based upon the weighted average number of units outstanding plus potentially dilutive units.

Reclassification.  Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the 2003 presentation.  These reclassifications had no effect on partners’ capital or net income (loss).

Revenue Recognition.  Revenues are recognized when rooms are occupied and the services have been performed.  Cash received from customers for events occurring after the end of each respective year have been recorded as deposits and is included in accounts payable and accrued expenses in the accompanying consolidated financial statements. In accordance with Staff Accounting Bulletin (SAB) 101, lease revenue is recognized as income after certain specific annual hurdles have been achieved by the lessee in accordance with the provisions of the lease agreements.

Income Taxes.  The Operating Partnership leases all but ten of its hotels to wholly-owned taxable REIT subsidiaries that are subject to federal and state income taxes. The Operating Partnership accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Operating Partnership accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax-credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Debt Extinguishment and Swap Termination Costs.  The Operating Partnership has elected to adopt the provisions of SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections,” as of January 1, 2002. SFAS 145 rescinds the provisions of SFAS 4 that would have required the loss on the extinguishments of debt of $6.9 million (excludes the $3.2 million swap termination costs) to be reported net of tax as an extraordinary item. Accordingly, these costs are included in debt extinguishment and swap termination costs in the accompanying statements of operations.

Derivative Instruments and Hedging Activities.  The Operating Partnership utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Operating Partnership minimizes these risks by following established risk management policies and procedures including the use of derivatives. The Operating Partnership does not enter into or hold derivatives for trading or speculative purposes.  The Operating Partnership records all derivative instruments on the balance sheet at fair value.  On the date the Operating Partnership enters into a derivative contract, the derivative is designated a hedge to the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge).  When the Operating Partnership hedges variability of cash flows related to a variable-rate asset or liability or a forecasted transaction, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or forecasted transaction.  The ineffective portion of the gain or loss is reflected in earnings.

Segment Information.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires the disclosure of selected information about operating segments. Based on the guidance provided in the standard, the Operating Partnership has determined that its business is conducted in one operating segment.

Recent Accounting Pronouncements.  In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FASB 149”).  FASB 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Operating Partnership adopted FAS 149 in the year ended December 31, 2003, and it did not have a material impact on the Operating Partnership’s results of operations.

In May 2003, the FASB issued FASB Statement No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FASB 150”).  FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FASB 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity.  FASB 150 requires that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value.  Effective October 29, 2003, the FASB deferred implementation of FASB 150, as it applies to minority interests of finite lived Partnerships.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities”.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests.  Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004.  The Operating Partnership has no unconsolidated variable interest entities.

Note 4. Acquisition of RFS and the Operating Partnership

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

The total cash consideration paid by CNL in connection with its acquisition of RFS is as follows (in thousands, except per unit amounts):

Cash paid for 31,941,851 units at $12.35 per unit	$394,482
Less: cash funded by borrowings from the Operating Partnership	(50,971)
Plus: Transaction costs paid by CNL	19,649

Total	$363,160

The following sets forth the fair value of the assets and liabilities of the Operating Partnership, after push down accounting has been applied, as of the consummation of the RFS-CNL Transaction:

July 10, 2003
ASSETS
Investment in hotel properties, net	$683,802
Real estate held for sale	29,550
Cash and cash equivalents	5,612
Restricted cash	9,069
Accounts receivable	5,442
Deferred expenses, net	5,544
Other assets	8,595
Deferred income taxes	24,505

Total assets	$772,119

LIABILITIES
Accounts payable and accrued expenses	$23,207
Bridge loan	101,000
Mortgage notes payable	160,731
Senior notes payable	124,021

Total liabilities	$408,959

The following presents unaudited pro forma results of operations for the years ended December 31, 2003 and 2002, respectively, of the Operating Partnership (excluding revenue of $6,024 and expenses of $2,362 million related to the five properties contributed by CNL) as if the RFS-CNL Transaction had occurred as of January 1, 2003 and 2002, respectively (in thousands, except per unit data):

	Year Ended December 31,
	2003	2002
Revenue	$178,768	$185,938
Expenses	186,059	192,345
Net loss	(7,291)	(6,407)
Basic and diluted loss per unit	$(0.23)	$(0.21)
Weighted average number of units outstanding – basic and diluted	31,942	29,905

Note 5. Investment in Hotel Properties

Investment in hotel properties consists of the following at December 31, 2003, and 2002, respectively (in thousands):

	Post-Merger Partnership	Pre-Merger Partnership
	Dec. 31, 2003	Dec. 31, 2002

Land	$94,182	$69,639
Building and improvements	681,280	545,557
Furniture and equipment	57,381	124,496
Capital improvements in progress	6,445	12,002

	839,288	751,694
Accumulated depreciation	(22,632)	(158,405)

	$816,656	$593,289

Note 6. Debt

The following details the Operating Partnership’s debt outstanding at December 31, 2003 and 2002 and the net book value of the collateral pledged against the debt at December 31, 2003 (dollar amounts in thousands):

			Collateral		Post-Merger Partnership	Pre-Merger Partnership
	Interest Rate		# of Hotels	Net Book Value
		Maturity			2003	2002
					(Note A)
Variable Rate Debt:
2003 CMBS	LIBOR + 189bp	December 2006	26	$297,318	$130,000
2003 Mezzanine	LIBOR + 465bp (B)	December 2006	Note B	Note B	35,000
Line of Credit	LIBOR + 250bp	July 10, 2003	24			$6,950
Fixed Rate Debt:
Senior Notes	9.75%	March 2010		—	81,674	125,000
Mortgage	7.83%	December 2008	10	123,648	90,566	90,600
Mortgage	8.22%	November 2007	1	17,115	17,935	17,960
Mortgage	8.00%	August 2010	8	107,655	50,853	50,719

				$545,736	$406,028	$291,229

Note A – In applying purchase accounting to the Operating Partnership’s debt instruments, each facility was adjusted to its fair value. Fair value is calculated based on discounted cash flows using a discount rate equal to the Operating Partnership’s new borrowing rate. Except for the 2003 CMBS and the 2003 Mezzanine Loan, these values include a “step-up” to the fair market value. This step-up is accreted over the term of the facility as a reduction of interest expense.

Note B – The minimum interest rate on the 2003 Mezzanine note payable is 6.65%, including the spread on LIBOR of 465 basis points. Also, the 26 hotels collateralizing the 2003 CMBS note payable also serve as collateral on the 2003 Mezzanine note payable.

In connection with the RFS-CNL Transaction, the Operating Partnership entered into a $320 million Credit Agreement with Bank of America dated July 10, 2003 (“Bridge Loan”).  On July 10, 2003, as part of the RFS-CNL Transaction, the Line of Credit was terminated and replaced with the Bridge Loan, of which only $101.0 million was drawn by the Operating Partnership to help fund the merger. During the third quarter of 2003, the Operating Partnership borrowed $88.0 million under the Bridge Loan to repurchase $41.8 million of Senior Notes ($42.2 million book value) and to make a distribution of $44.0 million to CNL.  On September 29, 2003, CNL contributed approximately $80.0 million to the Operating Partnership to fund the repayment of $88.0 million under the Bridge Loan.  The Operating Partnership refinanced the Bridge Loan with the issuance of a $130.0 million, long-term Commercial Mortgage Backed Security facility on December 4, 2003 (“2003 CMBS”).  A portion of the proceeds from issuance of the 2003 CMBS were used to repay in full the outstanding balance under the Bridge Loan of approximately $101.0 million.

On December 4, 2003, a new wholly owned subsidiary of the Operating Partnership, Rose SPE 1, L.P. issued the 2003 CMBS.  The 2003 CMBS is collateralized by 26 hotels with a net book value of approximately $297.3 million at December 31, 2003. The 2003 CMBS has a variable interest rate of thirty-day LIBOR plus 189 basis points.  The interest rate was approximately 3.0% at December 31, 2003. The 2003 CMBS matures in December, 2006.  Monthly payments of approximately $0.9 million include interest charges, reserves for the replacement of equipment, and reserves for real estate taxes and insurance. There are no regular monthly principal payments. The 2003 CMBS contain provisions restricting the sale of collateral, and is prepayable subject to various prepayment penalties, yield maintenance, or defeasance obligations.

On December 23, 2003, Rose SPE 1, L.P. issued an additional $35.0 million long-term facility (“2003 Mezzanine Loan”). The 2003 Mezzanine Loan is also collateralized by the 26 2003 CMBS hotels. The 2003 Mezzanine Loan has a variable interest rate of thirty-day LIBOR plus 465 basis points with a floor rate of 6.65%.  The interest rate was approximately 6.65% at December 31, 2003 since the adjusted LIBOR rate was only 5.8% at December 31, 2003. The 2003 CMBS matures in December, 2006.  Interest only payments of approximately $0.2 million are made on a monthly basis. A portion of the proceeds from issuance of the 2003 Mezzanine Loan was used to make a $30.0 million distribution to CNL.

The 2003 CMBS and the 2003 Mezzanine Loan contain primarily one restrictive financial covenant, which stipulates that consolidated Partners’ Capital will not be less than the sum of $150.0 million plus the cost basis of the 26 hotels comprising the Collateral Pool, minus $165.0 million (representing the sum of the 2003 CMBS and the 2003 Mezzanine Loan borrowings).  At December 31, 2003, this base value was $287.7 million as compared to Partners’ Capital of approximately $501.9 million. At December 31, 2003, the Operating Partnership was in compliance with all covenants under the 2003 CMBS and 2003 Mezzanine Loan.

From January 1 to July 10, 2003, the interest rate on the Line of Credit was 250 basis points above LIBOR. The Line of Credit was collateralized by first priority mortgages on 24 hotels that restricted the transfer, pledge or other hypothecation of the hotels.  The Line of Credit contained various financial covenants including the maintenance of a minimum net worth, minimum debt and interest coverage ratios, and total indebtedness and liability limitations. On July 10, 2003, the outstanding balance was repaid and the Line of Credit was terminated in connection with the RFS-CNL Transaction.  At July 10, 2003, the Operating Partnership was in violation of certain financial covenants under the Line of Credit.  All debt issuance costs pertaining to the Pre-Merger Partnership of approximately $7.1 million were expensed under purchase accounting guidelines.

On February 26, 2002, the Operating Partnership sold $125 million of Senior Notes (“Senior Notes”). The Senior Notes mature March 1, 2012 and bear interest at a rate of 9.75% per year, payable semi-annually, in arrears, on March 1 and September 1 of each year. The Senior Notes are unsecured obligations and are guaranteed by certain subsidiaries. The Senior Notes contain covenants that could, among other things, restrict the Operating Partnership’s ability to borrow money, pay distributions to CNL, make investments, and sell assets or enter into mergers and consolidations. The Partnership was in compliance with these covenants at December 31, 2003. See Note 15 to the Consolidated Financial Statements for additional detail regarding the Senior Notes and the guarantors thereof. In February 2003, the Operating Partnership retired $3.8 million of Senior Notes. As a result of the redemption of the $3.8 million Senior Notes, the Operating Partnership expensed $122 thousand in unamortized debt issuance costs and $29 thousand of costs related to acquiring the Senior Notes.  In August 2003, the Operating Partnership retired $41.8 million of Senior Notes.

The Operating Partnership’s other borrowings are nonrecourse to the Operating Partnership and contain provisions allowing for the substitution of collateral, upon satisfaction of certain conditions. Most of the mortgage borrowings are prepayable and subject to various prepayment penalties, yield maintenance, or defeasance obligations. At December 31, 2003 and 2002, approximately 59% and 98% of the Operating Partnership’s debt is fixed at an average interest rate of 8.6% and 8.7%, respectively.

Certain of the Operating Partnership’s loan agreements contain net worth or debt service coverage ratio requirements.  Violation of these covenants could potentially trigger penalties, including cash management arrangements whereby the lenders or their designated loan servicers capture operating cash from certain hotels and administer the payment of property taxes, insurance, debt service and expenditures for other obligations. The Operating Partnership was in compliance with all covenants at December 31, 2003.

Scheduled principal payments of debt obligations at December 31, 2003 are as follows (in thousands):

Amount

2004	$3,680
2005	3,953
2006	169,217
2007	20,455
2008	83,044
Thereafter	125,679

$406,028

Note 7. Income Taxes

The components of income tax benefit for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Dec. 31, 2003	January 1 to July 10, 2003	January 1 to Dec. 31, 2002	January 1 to Dec. 31, 2001
Current:
State				$20
Deferred:
Federal	$(1,321)	$(1,546)	$(1,096)	(24,734)

Benefit from income taxes	$(1,321)	$(1,546)	$(1,096)	$(24,714)

The deferred benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of the TRS Lessees, adjusted for temporary differences related mainly to the Hilton lease termination transaction and operating losses.  Significant components of the Operating Partnership’s gross deferred tax asset, at December 31, 2003, 2002 and 2001 are as follows:

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001

Lease termination	$15,192	$19,583	$22,228
Operating loss carryforwards	10,059	6,175	2,470
Other	575	72	36

Deferred tax asset	$25,826	$25,830	$24,734

Upon the consummation of the RFS-CNL Transaction, the TRS Lessees are subject to Section 382 of the Internal Revenue Code, which limits the amount of taxable income after the change of ownership that may be offset by net operating loss carryforwards and certain built-in losses attributable to periods prior to the ownership change.  As a result of Section 382, the deferred tax asset of $27.4 million was reduced by $2.9 million in connection with purchase accounting.

The Operating Partnership’s operating loss carryforwards expire in 2021 ($2.5 million), 2022 ($3.7 million) and 2023 ($5.2 million). The Operating Partnership believes the TRS Lessees will generate sufficient future taxable income to realize the net deferred tax asset. There was no valuation allowance at December 31, 2003 and 2002, respectively.

Note 8. Joint Venture

The Operating Partnership, through one of its wholly owned indirect subsidiaries, participates in a joint venture partnership, named Wharf Associates, which owns the San Francisco Hilton Fisherman’s Wharf. The Operating Partnership owns 75% of Wharf Associates, and an independent third party, Wharf Enterprises, Inc. (“WEI”), owns the remaining 25%. At December 31, 2003 and December 31, 2002, respectively, the liability for WEI’s minority interest was valued at $0 and $2,042, respectively, and is recorded in Accounts Payable and Accrued Expenses on the accompanying Consolidated Balance Sheet.

Note 9. Partners Capital. Pre-Merger Partnership

Operating Partnership Units.  Prior to the RFS-CNL Transaction, RFS was the sole general partner of the Operating Partnership and was obligated to contribute the net proceeds from any issuance of its equity securities to the Operating Partnership in exchange for units of partnership interest (“Units”) corresponding in number and terms to the equity securities issued. The Operating Partnership could also issue Units to third parties in exchange for cash or property, and Units so issued to third parties were redeemable at the option of the holder for a like number of shares of common stock of the Company, or cash, or a combination thereof, at the election of the Company.

The ownership of the Operating Partnership is as follows at December 31, 2002:

	Common Units	%
2002
RFS Hotel Investors, Inc. (General Partnership Units)	28,466,461	92.05%
Third parties (Redeemable Limited Partnership Units)	2,458,705	7.95%

Total	30,925,166	100.00%

General Partnership Units.  On May 8, 2003, RFS sold 1.0 million shares of common stock and contributed the net proceeds to the Operating Partnership in exchange for 1.0 million units. Proceeds of approximately $12.4 million from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

On June 4, 2002, RFS sold 2.0 million shares of common stock and contributed the net proceeds to the Operating Partnership in exchange for 2.0 million common units. Proceeds of approximately $24.6 million (net of $0.1 million expenses), together with available cash, were used to redeem the Operating Partnership’s 250,000 outstanding Series B preferred units from RFS.

On February 20, 2002, RFS sold 1.15 million shares of common stock and contributed the net proceeds to the Operating Partnership in exchange for 1.15 million units. Proceeds of approximately $14.2 million (net of $0.2 million expenses) from the sale of the common stock were used to reduce the outstanding balance on the line of credit.

Redeemable Limited Partnership Units.  The Operating Partnership issued limited partnership units to third parties in exchange for cash or property. The outstanding units of limited partnership interest in the Operating Partnership were redeemable at the option of the holder for a like number of shares of common stock of RFS, or cash, or a combination thereof, at the election of RFS. Due to these redemption rights, these limited partnership units were excluded from partners’ capital and were included in redeemable limited partnership units and measured at redemption value as of the end of the periods presented based on the closing market price of RFS’s common stock at December 31, 2002, which was $10.86.

Preferred Units.  Under the partnership agreement between RFS and the Operating Partnership, the Operating Partnership was authorized to provide for the issuance of up to 5 million Preferred Units in one or more series, to establish the number of units in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

In 1996, the Operating Partnership issued to one of the lessees 973,684 units of Series A Convertible Preferred Units (the “Series A Preferred Units”). The Operating Partnership redeemed the Series A Preferred Units on January 1, 2001 for cash consideration of $13.0 million, which resulted in a gain on redemption of $5.1 million that is included in net income (loss) applicable to unitholders in 2001.

On January 2, 2001, the Operating Partnership issued 250 thousand shares of non-convertible mandatorily redeemable Series B Preferred Units for $25 million prior to fees and expenses of approximately $1 million. Holders of the Series B Preferred Units were entitled to receive quarterly cash dividends commencing March 31, 2001 at an annual rate of 12.5%. If not redeemed prior to January 1, 2006, the dividend rate would increase 2.0% per annum up to a maximum rate of 20.5%. The Operating Partnership could redeem units of the Series B Preferred Units in whole but not in part, on or after December 31, 2003 at the original price of $25 million. If the units were redeemed before December 31, 2003, the redemption price was at varying amounts over the original unit price. The units were mandatorily redeemable by the holders at varying premiums over the original unit price upon a change of control, dissolution, or winding up of the Operating Partnership.

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

When RFS, the general partner, repurchased its outstanding common stock, the Operating Partnership repurchased a matching number of units held by RFS at an equal price. The Board of Directors of RFS approved a stock repurchase program to buy back up to 3 million shares of common stock on the open market subject to certain market conditions and other factors. During 2000, RFS repurchased 409 thousand shares at an average price per share of $10.88 or $4.4 million which was recorded as a reduction to partners’ capital as a result of the redemption of units held by RFS to fund the repurchase, bringing the total number of shares repurchased under the program to 576 thousand.

Note 10. Partners Capital. Post-Merger Partnership

Operating Partnership Units. In connection with the RFS-CNL Transaction, two wholly owned subsidiaries of CNL, CNL Rose Acquisition Corp. and CNL Rose GP Corp., acquired all of the 29,519,999 general partnership units and all of the 2,421,852 redeemable limited partnership units.  At December 31, 2003, CNL Rose Acquisition Corp. and CNL Rose GP Corp. owned 99.9% and 0.1% of the outstanding Operating Partnership’s units, respectively.

Capital Contributions.  Concurrent with the consummation of the RFS-CNL Transaction, CNL contributed five hotels to the Operating Partnership with net assets of approximately $131.6 million as follows:

ASSETS
Investment in hotel properties, net	$131,414
Restricted cash	1,854
Accounts receivable	320
Other assets	296
Total assets	$133,884

LIABILITIES
Accounts payable and accrued expenses	$2,241
Total liabilities	$2,241

The five hotels are a Residence Inn in Orlando, Florida, a Marriott Courtyard in Edison, New Jersey, a Hyatt Regency in Coral Gables, Florida, a Wyndham in Billerica, Massachusetts and a Wyndham in Denver, Colorado.  The two Wyndham properties are triple net lease properties, while the other three properties are leased to taxable REIT subsidiaries owned by CNL but not owned by the Operating Partnership. For the period July 11, 2003 to December 31, 2003, the Operating Partnership recognized approximately $6.0 million of revenue and $2.4 million of depreciation on these contributed properties.

On August 25, 2003, the Operating Partnership received a capital contribution of $190 thousand from CNL to help fund costs associated with the repurchase of the Senior Notes.  On August 29, 2003, in accordance with the terms of the indenture governing the Senior Notes, the Operating Partnership repurchased from existing holders approximately $41.8 million of its Senior Notes.  On September 29, 2003, CNL made a $77.8 million capital contribution to the Operating Partnership, the proceeds of which were combined with the Operating Partnership’s available cash to reduce the balance outstanding on the Bridge Loan by $88.0 million.

Capital Distributions.  On August 25, 2003, $44 million was distributed to CNL. On December 31, 2003, the Operating

Partnership used a portion of the proceeds from the issuance of the 2003 Mezzanine Loan to distribute $30 million to CNL.

Note 11. Commitments and Contingencies

On May 13, 2003, A. Bruce Chasen, as class representative, filed a putative class action lawsuit in the Circuit Court of Shelby County, Tennessee, 30th Judicial District against RFS, RFS’s directors and CNL (the “Chasen Complaint”).  On June 6, 2003, the Chasen Complaint was amended.  The amended Chasen Complaint alleges, among other things, that (i) the merger consideration to be received by RFS’s shareholders is significantly less than the intrinsic value of RFS, (ii) the RFS directors breached their fiduciary duties due to shareholders on a variety of grounds including failing to ascertain the true value of RFS, failing to determine whether there were any other bidders for RFS, and failing to avoid certain alleged conflicts of interest shared by members of the RFS board of directors and its financial advisor, (iii) CNL aided and abetted the RFS board of directors in connection with their breach of fiduciary duties, (iv) the RFS board of directors violated portions of the Tennessee Investor Protection Act, and (v) the RFS proxy statement is false and misleading.  Among other relief, the amended Chasen Complaint seeks certification of the class action, an injunction enjoining RFS and CNL from completing the merger, monetary damages in an unspecified amount, the payment of attorney’s fees, and rescissory damages.  On July 1, 2003, RFS and CNL filed an answer to the amended Chasen Complaint setting forth an affirmative defense and its general denials of the allegations set forth therein.  The plaintiff’s motion for a temporary restraining order for purposes of enjoining the transaction, was denied by the Circuit Court of Shelby County, Tennessee, 30th Judicial District on July 8, 2003. Based upon the information currently available to the Operating Partnership and CNL, the Operating Partnership believes the allegations contained in the amended Chasen Complaint are without merit and it is the Operating Partnership’s understanding that CNL intends to vigorously defend the action, and therefore, a liability was not accrued.  The Operating Partnership and CNL are planning to file a motion to dismiss the allegations in the amended Chasen Complaint. If the motion is not successful, it is expected that the case will proceed to trial.

On August 26, 2002, Carmel Valley, LLC filed a lawsuit against RFS and some of its subsidiaries in the Superior Court of the State of California, for the County of San Diego (the “Carmel Valley Complaint”).  The Operating Partnership is a party to a Carmel Valley Complaint which claims damages relating to a dispute over a parcel of land located adjacent to one of its hotels.  The Operating Partnership has unsuccessfully attempted to mediate this case.  At this time, we believe that the damages claimed lack sufficient factual support and will continue to vigorously defend the action, and therefore, a liability was not accrued. However, it is possible that the Operating Partnership could incur losses if the plaintiff ultimately prevails.  The plaintiff is seeking monetary damages of up to $0.7 million.  The Operating Partnership and CNL have recently filed certain motions to dismiss which are being considered by the Court.  If the motions are not successful, it is expected that the case will proceed to trial.

From time to time the Operating Partnership may be exposed to litigation arising from the operations of its business.  At this time, management does not believe that resolution of these matters will have a material adverse effect of the Operating Partnership’s financial condition or results of operation.

The Operating Partnership maintains comprehensive insurance on each of its hotels, including liability, fire and extended coverage, of the type and amount the Operating Partnership believes is customarily obtained for or by hotel owners. Some of the Operating Partnership’s insurance policies are written, implemented and monitored by the third party companies who manage the Operating Partnership’s hotels and the Operating Partnership does not have the ability to actively monitor these programs and claims thereon. All 10 of the Operating Partnership’s hotels in California are located in areas that are typically subject to more earthquake activity than in other locations in the United States. These hotels are located in areas of high seismic risk and some were constructed under building codes which were less stringent with regard to earthquake related requirements. An earthquake could render significant uninsured damage to the hotels. Additionally, areas in Florida, where eight of the Operating Partnership’s hotels are located, may experience hurricane or high-wind activity. The Operating Partnership has earthquake and windstorm insurance policies on its hotels. However, various types of catastrophic losses, like earthquakes and floods may not be fully insurable or may not be economically insurable. With respect to the earthquake insurance policies, in addition to the applicable deductibles under the earthquake insurance policies, the Operating Partnership is self-insured for any losses in excess of $40 million per earthquake. The windstorm insurance policies are of the type and amount the Operating Partnership believes is customarily obtained for or by hotel owners.  The Operating Partnership also maintains terrorism insurance, which the Operating Partnership believes currently insures against losses resulting from a terrorist attack. In the event of a substantial loss, insurance coverage may not be able to cover the full current market value or replacement cost of the Operating Partnership’s lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Operating Partnership’s ability to replace or renovate a hotel after it has been damaged or destroyed.

As of December 31, 2003, the Operating Partnership has a cash deposit of $3.0 million, held in escrow, that serves as collateral on the worker’s compensation plan for the former hotel employees of Flagstone. This cash deposit is included on the Consolidated Balance Sheet in Restricted Cash. This deposit is required by the insurance carrier to be maintained until the outstanding claims under the plan have developed and there are adequate reserves to cover the claims.  There have been no withdrawals made from the escrow deposit.

As a result of the RFS-CNL Transaction, the respective hotel franchisors have issued product improvement plans on most of the Operating Partnership’s hotels and require that the Operating Partnership complete these product improvement plans over the next several years. The Operating Partnership expects the total cost of these product improvement plans will be approximately $40 million.

During 2003, the Operating Partnership received rental income from ten hotels leased to third parties, three of which were leased to a taxable REIT subsidiary owned by CNL, but not owned by the Operating Partnership, under leases which expire in 2007 (2 hotels), 2008 (4 hotels), 2009 (2 hotels) and 2015 (2 hotels). During 2002 and 2001, the Operating Partnership received rental income from five hotels leased to third parties.  Minimum future rental income (base rents) due the Operating Partnership under these noncancelable operating leases at December 31, 2003, is as follows (in thousands):

Year	Amount

2004	$12,614
2005	12,614
2006	12,614
2007	12,170
2008	5,935
2009 and thereafter	29,743

$85,690

Lease revenue is based on a percentage of room revenues, food and beverage revenues and other revenues of the hotels. On some of its third party leases, both the base rent and the threshold room revenue in each lease computation are adjusted annually for changes in the Consumer Price Index (“CPI”). The adjustment is calculated at the beginning of each calendar year. The CPI adjustments made in January 2003 and 2002 were 2.3% and 1.6%, respectively.

The Operating Partnership may terminate any lease agreement with respect to a hotel property upon the sale of a hotel property in exchange for a termination payment to the lessee. Under five of the ten hotel leases, the Operating Partnership is obligated to pay the costs of real estate taxes, property insurance, maintenance of underground utilities and structural elements of the Hotels, and to set aside a portion of the hotels’ revenues to fund capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment required for the retention of the franchise licenses with respect to the hotels.  For the other five hotel leases, these are leased to third-party tenants on a “triple-net” basis, whereby the tenant is generally responsible for all operating expenses relating to the hotel, including property taxes, insurance, and maintenance and repairs.

The Operating Partnership’s hotels are operated under various management agreements with third party managers that call for base management fees, which generally range from 3% to 5% of hotel revenues and have an incentive management fee provision related to the hotel’s profitability. The management agreements generally require us to set aside 3% to 5% of hotel revenues in FF&E Reserve accounts to be used for the replacement of furniture, fixtures and equipment. The management agreements generally have terms from 10 to 20 years and have renewal options.

Note 12. Derivative Instruments

On December 4, 2003 and December 23, 2003, respectively, the Operating Partnership purchased two interest rate caps that limit the LIBOR portion of the floating interest rates on the 2003 CMBS and the 2003 Mezzanine Loan to 5.0%, before the spread of 189 basis points and 465 basis points, respectively. The Company paid a $1.5 million premium to enter into these agreements. At December 31, 2003, the Operating Partnership has net unrealized holding losses related to these two interest rate cap agreements of $0.4 million, which is included in other comprehensive income (loss). The net asset of $1.1 million is included in other assets on the consolidated balance sheet. The fair values of the interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Operating Partnership would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and other relevant factors.

Note 13. Discontinued Operations

In connection with the RFS-CNL Transaction, the Operating Partnership decided to sell six non-strategic hotels, and therefore, these hotels are classified as real estate held for sale.  In November 2002, the Operating Partnership sold its Comfort Inn in Fort Mill, South Carolina for $3.25 million in cash, resulting in a loss on sale of approximately $3.8 million. Under FAS 144, this loss is included in discontinued operations. Depreciation is not recorded once real estate has been identified for sale. Accordingly, no depreciation was recorded on the six hotels that were classified as real estate held for sale. Had the Post-Merger Operating Partnership recorded depreciation on the six hotels, depreciation would have increased by $0.9 million.

The financial results for these hotel Properties are reflected as discontinued operations in the accompanying consolidated financial statements. The operating results of discontinued operations were as follows for the years ended December 31 2003, 2002 and 2001 are shown below:

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Dec. 31, 2003	January 1 to July 10, 2003	January 1 to Dec. 31, 2002	January 1 to Dec. 31, 2001

Hotel revenue	$5,700	$6,197	$14,550	$15,606
Hotel operating costs	(4,478)	(4,552)	(10,025)	(10,521)
Depreciation		(1,038)	(2,337)	(2,284)
Income from operations	1,222	607	2,188	2,801
Loss on sale of discontinued operations			(3,840)

Earnings (losses) from discontinued operations	$1,222	$607	$(1,652)	$2,801

Note 14. Stock-Based Compensation Plans. Pre-Merger Partnership

RFS sponsored a Restricted Stock and Stock Option Plan (the “Plan”) that provided for the grant of stock options to purchase a specified number of shares of common stock (“Options”) and grants of restricted shares of common stock (“Restricted Stock”). Upon issuance of any stock, RFS was obligated to contribute the proceeds to the Operating Partnership in exchange for an equal number of Operating Partnership units. Under the Plan, approximately 2.3 million shares of common stock, of which 650 thousand shares were restricted stock, were available for awards to the officers and key employees of the Operating Partnership and 675 thousand shares of common stock, of which 120 thousand shares were restricted stock, were available for awards to directors of the Operating Partnership who were not officers or employees. Options issued under the plan had a maximum term of ten years from the date of grant. The exercise price of the options was determined on the date of each grant. Restricted shares vested between one and five years based on each individual award and these shares had voting and dividend rights from the date of grant. Upon consummation of the RFS-CNL Transaction, all unvested Options and Restricted Stock immediately vested to the employees and directors. The Operating Partnership paid approximately $0.8 million to employees and directors for “in the money” stock options (i.e., where the exercise price of the stock option was less than the $12.35 sale price). Approximately 213,000 shares of Restricted Stock with a sales value of approximately $2.6 million vested upon the RFS-CNL Transaction.

A summary of the RFS’s stock options under the Plan as of July 10, 2003, December 31, 2002 and 2001, and the changes during the periods are presented below (in thousands, except per share data):

	Pre-Merger Partnership		Pre-Merger Partnership		Pre-Merger Partnership
	Jan. 1 to July 10, 2003		Jan. 1 to Dec. 31, 2002		Jan. 1 to Dec. 31, 2001
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

Outstanding at beginning of period	1,328	$12.25	1,388	$12.76	1,207	$13.43
Granted			280	13.15	680	11.47
Exercised	(1,328)	12.25	(89)	11.99	(343)	12.30
Forfeited			(251)	16.14	(156)	13.72
Outstanding at end of period	0		1,328	$12.25	1,388	$12.76

Exercisable at end of period	0	$0	581	$12.45	519	$14.28

Weighted-average fair value		$0		$1.79		$1.10

Price range of shares under option	$10.50 to $16.87		$10.50 to $16.87		$10.50 to $16.87

There were no grants of options made during 2003. The fair value of each option granted in 2002 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend of $1.00 for 2002 grants and $1.10 for 2001; volatility of 27.6% for 2002 grants and volatility of 26.7% for 2001 grants, risk-free interest rate of 4.9% for 2002 and 4.8% for 2001 and expected life of 6 years for 2002 and 2001.

Restricted Stock.  A summary of the status of RFS’s restricted stock grants under the Plan as of July 10, 2003, December 31, 2002 and 2001, and the changes during the periods are presented below (value is computed as the weighted average fair market value of the restricted stock at grant date):

	Pre-Merger Partnership		Pre-Merger Partnership		Pre-Merger Partnership
	Jan. 1 to July 10, 2003		Jan. 1 to Dec. 31, 2002		Jan. 1 to Dec. 31, 2001
	# Shares	Value	# Shares	Value	# Shares	Value

Outstanding at beginning of period	618,834	$13.28	611,667	$13.31	343,000	$13.42
Granted, subject to vesting	10,500	$10.86	10,500	$11.38	270,000	$13.11
Forfeited			(3,333)	$13.06	(1,333)	$11.88
Outstanding at end of period	629,334	$13.24	618,834	$13.28	611,667	$13.31

Vested at end of period	629,334	$13.24	380,169	$13.43	314,000	$13.65

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

	Pre-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	Jan. 1 to July 10, 2003	Jan. 1 to Dec. 31, 2002	Jan. 1 to Dec. 31, 2001
Net income (loss) applicable to unitholders:
As reported	$(21,869)	$(7,884)	$(12,870)
Pro forma	$(22,080)	$(8,372)	$(13,170)
Basic and diluted earnings (loss) per unit:
As reported	$(0.70)	$(0.26)	$(0.47)
Pro forma	$(0.71)	$(0.28)	$(0.48)

Note 15. Supplemental Disclosure of Non-Cash Activities

In 2003:

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

In 2002, the Pre-Merger Partnership:

i.              Allocated $1.3 million from redeemable limited partnership units to Partners’ Capital.

ii.             Recorded an expense of $1.1 million related to the issuance costs associated with the redemption of the Series B Preferred Units which was previously included in Partners’ Capital.

In 2001, the Pre-Merger Partnership:

i.              Issued 103 thousand general partnership units with a value of $1.6 million in exchange for 103 thousand redeemable limited partnership units and issued 7 thousand general partnership units with a value of $0.1 million for an interest in a subsidiary partnership.

ii.             Allocated $1.3 million from redeemable limited partnership units to Partners’ Capital.

iii.            Recorded a liability of $3.2 million for the fair value of the interest rate swaps at December 31, 2001.

iv.            Sold a hotel that closed on February 20, 2001 in which a loss and related liability of $1.0 million was recorded in the financial statements in 2000 as a non-cash transaction at December 31, 2000.

Note 16. Related Party Transactions

Certain officers of the Operating Partnership hold similar positions with CNL and its affiliates. These affiliates are by contract entitled to receive fees and compensation for services provided in connection with the acquisition, development, management and sale of the Operating Partnership’s assets. During 2003, the Operating Partnership paid approximately $15.5 million to affiliates of CNL in connection with reimbursements for acquisition costs incurred by CNL related to the RFS-CNL Transaction.

Affiliates of CNL provide various administrative services to the Operating Partnership, including services related to accounting; financial, tax and regulatory compliance reporting; due diligence and marketing; and investor relations, on a day to day basis. The Operating Partnership incurred costs of approximately $30 thousand for these services.

Included in other assets are amounts due from CNL and its affiliates of approximately $0.5 million for settlement of various operational items. These amounts are repaid in the ordinary course of business.

Note 17. Consolidating Financial Information of RFS Partnership, L.P.

RFS Leasing II, Inc., RFS Leasing VII, Inc., RFS Financing Partnership, L.P., RFS Financing Corporation and RFS Financing 2002, LLC, wholly-owned subsidiaries of the Operating Partnership (“Guarantor Subsidiaries”), have guaranteed on a full and unconditional basis, the payment of amounts due under the Operating Partnership’s Senior Notes. In addition, CNL Rose Acquisition Corp., the Operating Partnership’s parent company, has guaranteed on a full and unconditional basis, the payment of amounts due under the Operating Partnership’s Senior Notes. Other than its investment in the Operating Partnership, CNL Rose Acquisition Corp. does not have a material amount of assets. RFS Leasing II and RFS Leasing VII had no substantial operations prior to January 1, 2001. As of December 31, 2003 and 2002, RFS Leasing II and RFS Leasing VII did not have a material amount of assets, and incurred both operating and net losses. RFS Financing 2002 was formed to facilitate the issuance of the Senior Notes. RFS Financing Corporation was formed to facilitate the issuance of the 1996 commercial mortgage bonds, which were redeemed with a portion of the proceeds from the sale of the Senior Notes. RFS Financing Corporation and RFS Financing 2002 have no operations or assets and no sources of revenue or cash flow. Consequently, in the event that it becomes necessary for CNL Rose Acquisition Corp., RFS Leasing II, RFS Leasing VII, RFS Financing 2002 or RFS Financing Corporation to provide credit support for the Senior Notes, CNL Rose Acquisition Corp., RFS Leasing II, RFS Leasing VII, RFS Financing 2002 and RFS Financing Corporation likely will not have sufficient cash flow to make any required payments under the Senior Notes.

The following tables present consolidating information for the Operating Partnership, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  For the year ended December 31, 2003, the tables present combined results of operations of the Pre-Merger and Post-Merger Partnership as the Operating Partnership believes this information is more meaningful.

Consolidating Balance Sheet
December 31, 2003
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
Investment in hotel properties, net	$266,394		$550,262		$816,656
Real estate held for sale	11,090	$18,460			29,550
Investment in consolidated entities	299,536	55,257	13,214	$(368,007)	—
Cash and cash equivalents	6,649	2,684	10,063		19,396
Restricted cash	5,214		12,039		17,253
Accounts receivable	9,381	26,044	4,898	(32,108)	8,215
Deferred expenses, net			6,085		6,085
Other assets	1,194	1,531	3,043		5,768
Deferred income taxes		17,315	8,511		25,826

Total assets	$599,458	$121,291	$608,115	$(400,115)	$928,749

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$14,680	$17,180	$19,865	$(32,108)	$19,617
Mortgage notes payable			324,354		324,354
Senior notes payable	81,674				81,674
Total liabilities	96,354	17,180	344,219	(32,108)	425,645
Other comprehensive income	(418)				(418)
General partnership units	503,522	104,111	263,896	(368,007)	503,522
Total partners’ capital	503,104	104,111	263,896	(368,007)	503,104

Total liabilities and partners’ capital	$599,458	$121,291	$608,115	$(400,115)	$928,749

Consolidating Balance Sheet
December 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
Investment in hotel properties, net	$212,823	$133,507	$246,959		$593,289
Investment in consolidated entities	253,921		18,962	$(272,883)	—
Cash and cash equivalents	446	825	667		1,938
Restricted cash			4,383		4,383
Accounts receivable	2,596	12,439	10,901	(21,238)	4,698
Deferred expenses, net	6,578	176	2,051		8,805
Other assets	1,478	620	1,614		3,712
Deferred income taxes		14,384	11,446		25,830
Total assets	$477,842	$161,951	$296,983	$(294,121)	$642,655

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$18,668	$9,432	$17,340	$(21,238)	$24,202
Borrowings on Line of Credit	6,950				6,950
Mortgage notes payable			159,279		159,279
Senior notes payable	125,000				125,000
Total liabilities	150,618	9,432	176,619	(21,238)	315,431
Redeemable units at redemption value	26,702				26,702
General partnership units	300,522	152,519	120,364	(272,883)	300,522
Total partners’ capital	300,522	152,519	120,364	(272,883)	300,522
Total liabilities and partners’ capital	$477,842	$161,951	$296,983	$(294,121)	$642,655

Combined Pre-Merger & Post-Merger Partnership
Statement of Operations
For the Year Ended December 31, 2003
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$78,118	$71,580		$149,698
Food and beverage		10,956	6,502		17,458
Other operating departments		2,464	3,397		5,861
Lease revenue	$28,121	17,265	2,744	$(37,515)	10,615
Other	1,762	247	114	(963)	1,160
Total hotel revenue	29,883	109,050	84,337	(38,478)	184,792

Hotel operating expenses:
Rooms		17,011	15,458		32,469
Food and beverage		8,496	4,229		12,725
Other operating departments		1,015	1,326		2,341
Undistributed operating expenses:
Property operating costs		13,667	9,529	(963)	22,233
Property taxes, insurance and other	3,688	1,845	6,611		12,144
Franchise costs	(153)	6,882	6,094		12,823
Maintenance and repair		5,252	4,544		9,796
Management fees		4,088	3,082		7,170
Percentage lease expense		37,515		(37,515)
Depreciation	10,267	2,616	17,475		30,358
Amortization of franchise fees and unearned compensation	1,994	20	14		2,028
General and administrative	19,090	7,606	8,097		34,793
Total operating expenses	34,886	106,013	76,459	(38,478)	178,880
Operating income (loss)	(5,003)	3,037	7,878	—	5,912
Amortization of loan origination costs	645	2	808		1,455
Interest expense	13,190		13,044		26,234
Equity in (earnings) loss of consolidated subsidiaries	(1,748)		6,672	(4,924)
Income (loss) from continuing operations before minority interest and income taxes	(17,090)	3,035	(12,646)	4,924	(21,777)
Minority interest			(10)		(10)
Provision for (benefit from) income taxes		3,712	(845)		2,867
Income (loss) from continuing operations	(17,090)	6,747	(13,501)	4,924	(18,920)
Income from discontinued operations		1,829			1,829
Gain (loss) on sale of assets	(10)	1			(9)

Net income (loss) applicable to unitholders	$(17,100)	$8,577	$(13,501)	$4,924	$(17,100)

Consolidating Statement of Operations
For the Year Ended December 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenue:
Rooms		$100,282	$56,388		$156,670
Food and beverage		12,241	5,211		17,452
Other operating departments		3,357	2,818		6,175
Lease revenue	$27,071	20,569	2,487	$(44,898)	5,229
Other	911	31	177	(708)	411
Total hotel revenue	27,982	136,480	67,081	(45,606)	185,937

Hotel operating expenses:
Rooms		20,792	11,122		31,914
Food and beverage		9,455	3,338		12,793
Other operating departments		1,163	561		1,724
Undistributed operating expenses:
Property operating costs		13,688	6,427		20,115
Property taxes, insurance and other	3,393	2,715	5,562		11,670
Franchise costs	(193)	9,009	6,185		15,001
Maintenance and repair		5,763	2,991		8,754
Management fees		2,861	1,691		4,552
Percentage lease expense		44,898		(44,898)
Depreciation	10,213	5,159	12,371		27,743
Amortization of franchise fees and unearned compensation	1,181	40	26		1,247
General and administrative	697	9,632	7,698		18,027
Total operating expenses	15,291	125,175	57,972	(44,898)	153,540
Operating income	12,691	11,305	9,109	(708)	32,397
Debt extinguishments and swap termination costs	3,210	6,912			10,122
Amortization of loan origination costs	1,302	16	299		1,617
Interest expense	11,692	1,599	12,901	(708)	25,484
Equity in (earnings) loss of consolidated subsidiaries	1,894		1,527	(3,421)
Income (loss) from continuing operations before income taxes	(5,407)	2,778	(5,618)	3,421	(4,826)
Benefit from income taxes		832	264		1,096
Income (loss) from continuing operations	(5,407)	3,610	(5,354)	3,421	(3,730)
Losses from discontinued operations		(1,652)			(1,652)
Gain (loss) on sale of assets	975		(25)		950
Net income (loss)	(4,432)	1,958	(5,379)	3,421	(4,432)
Loss on redemption of preferred units	(1,890)				(1,890)
Preferred unit dividends	(1,562)				(1,562)

Net income (loss) applicable to unitholders	$(7,884)	$1,958	$(5,379)	$3,421	$(7,884)

Consolidating Statement of Operations
For the Year Ended December 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

Revenue:
Rooms		$107,558	$66,004		$173,562
Food and beverage		12,556	5,139		17,695
Other operating departments		4,797	3,864		8,661
Lease revenue	$29,455	23,172	2,651	$(49,496)	5,782
Other	1,715	96	279	(1,517)	573
Total hotel revenue	31,170	148,179	77,937	(51,013)	206,273

Hotel operating expenses:
Rooms		21,170	12,568		33,738
Food and beverage		10,171	3,362		13,533
Other operating departments		1,355	642		1,997
Undistributed operating expenses:
Property operating costs	(216)	13,803	6,944		20,531
Property taxes, insurance and other	3,392	2,569	5,921		11,882
Franchise costs		8,893	6,637		15,530
Maintenance and repair		5,761	3,094		8,855
Management fees		3,583	1,755		5,338
Percentage lease expense		55,403	(5,907)	(49,496)
Depreciation	9,037	4,757	13,527		27,321
Lease termination		35,657	29,832		65,489
Amortization of franchise fees and unearned compensation	1,315	41	28		1,384
General and administrative	1,384	9,335	7,442		18,161
Total operating expenses	14,912	172,498	85,845	(49,496)	223,759
Operating income (loss)	16,258	(24,319)	(7,908)	(1,517)	(17,486)
Amortization of loan origination costs	903	146	305		1,354
Interest expense	7,355	4,650	14,200	(1,517)	24,688
Equity in (earnings) loss of consolidated subsidiaries	22,886		22,047	(44,933)
Loss from continuing operations before income taxes	(14,886)	(29,115)	(44,460)	44,933	(43,528)
Benefit from income taxes		13,552	11,162		24,714
Loss from continuing operations	(14,886)	(15,563)	(33,298)	44,933	(18,814)
Income from discontinued operations		2,801			2,801
Gain on sale of assets			1,127		1,127
Net loss	(14,886)	(12,762)	(32,171)	44,933	(14,886)
Gain on redemption of preferred units	5,141				5,141
Preferred unit dividends	(3,125)				(3,125)

Net loss applicable to unitholders	$(12,870)	$(12,762)	$(32,171)	$44,933	$(12,870)

Combined Pre-Merger & Post-Merger Partnership
Statement of Cash Flows
For the Year Ended December 31, 2003
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated

Cash flows from (used in) operating activities	$(9,171)	$2,695	$9,345	$2,869
Cash flows from (used in) investing activities	(40,996)	56,292	(36,350)	(21,054)
Cash flows from (used in) financing activities	56,370	(57,128)	36,401	35,643
Net increase (decrease) in cash and cash equivalents	6,203	1,859	9,396	17,458
Cash and cash equivalents at beginning of period	446	825	667	1,938
Cash and cash equivalents at end of period	$6,649	$2,684	$10,063	$19,396

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated

Cash flows from (used in) operating activities	$36,108	$10,066	$(9,648)	$36,526
Cash flows from (used in) investing activities	(64,421)	45,484	10,798	(8,139)
Cash flows from (used in) financing activities	28,496	(58,192)	(2,488)	(32,184)
Net increase (decrease) in cash and cash equivalents	183	(2,642)	(1,338)	(3,797)
Cash and cash equivalents at beginning of period	263	3,467	2,005	5,735
Cash and cash equivalents at end of period	$446	$825	$667	$1,938

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001
(in thousands)

	RFS Partnership, L.P.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated

Cash flows from (used in) operating activities	$26,229	$(14,993)	$(770)	$10,466
Cash flows from (used in) investing activities	(34,462)	(13,540)	39,360	(8,642)
Cash flows from (used in) financing activities	7,447	31,864	(39,081)	230
Net increase (decrease) in cash and cash equivalents	(786)	3,331	(491)	2,054
Cash and cash equivalents at beginning of period	1,049	136	2,496	3,681
Cash and cash equivalents at end of period	$263	$3,467	$2,005	$5,735

RFS HOTEL INVESTORS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

as of December 31, 2003

(in thousands)

	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at end of Period			Accumulated Depreciation Buildings and Improvements	Net Book Value Buildings and Improvements	Date of Acquisition
Description	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total

Hotels each less than 5% of total (various city and states)	$97,330	$702,370	$97,330	$702,370	$97,330	$702,370	$799,700	$11,881	$787,819	Various
Totals	$97,330	$702,370	$97,330	$702,370	$97,330	$702,370	$799,700	$11,881	$787,819

	Post-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership	Pre-Merger Partnership
	July 11 to Dec. 31, 2003	January 1 to July 10, 2003	January 1 to Dec. 31, 2002	January 1 to Dec. 31, 2001

Cost of land and improvements, buildings and improvements:
Balance at beginning of period	$799,700	$615,195	$614,313	$613,733
Additions		2,522	8,051	11,849
Disposals			(7,169)	(11,269)
Balance at end of period	$799,700	$617,717	$615,195	$614,313

Accumulated depreciation on land improvements, buildings and improvements
Balance at beginning of period (Note 1)	$4,275	$88,753	$76,437	$64,247
Additions	7,606	7,690	13,789	13,571
Disposals			(1,473)	(1,381)

Balance at end of period	$11,881	$96,443	$88,753	$76,437

Note 1 – For the period July 11 to December 31, 2003, the balance at the beginning of the period is related to the accumulated depreciation on the five hotels contributed by CNL to the Operating Partnership.